Form 10-Q
period 1995-03-31
HOMEOWNERS GROUP INC
filed 1995-05-12
CIK 831906

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MARCH 31, 1995

                                    OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ____________

                      Commission File Number 0-17338

                          HOMEOWNERS GROUP, INC.
          (Exact name of registrant as specified in its charter)

            DELAWARE                                           65-0033743
   State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization                           Identification No.)

  6365 TAFT STREET, HOLLYWOOD, FLORIDA                           33024
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (305) 983-0350

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES X     NO ___

On May 2, 1995, there were 5,558,350 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,               DECEMBER 31,
                                                                        1995                      1994
                                                                     -----------              -----------
                                                                     (UNAUDITED)                (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                           $3,486,919               $5,875,844
  Trading securities                                                   8,417,898                8,261,915
  Miscellaneous receivables                                              915,323                1,153,188
  Deferred home warranty acquisition costs                             4,864,442                5,677,322
  Refundable income taxes                                              1,816,149                1,816,149
  Current portion of deferred income taxes                             4,077,896                4,880,781
  Prepaid expenses and other current assets                              999,546                1,281,693
                                                                     -----------              -----------
  Total current assets                                                24,578,173               28,946,892

  Restricted cash                                                      1,407,851                1,407,851
  Non-current securities available for sale                            3,969,011                4,078,966
  Property and equipment - net                                         2,167,244                2,009,165
  Other assets                                                         1,159,534                1,177,026
  Deferred and refundable income taxes - net of current portion        2,189,783                1,579,345
                                                                     -----------              -----------
        TOTAL                                                        $35,471,596              $39,199,245
                                                                     ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts and accrued expenses payable                               $8,819,585              $10,296,813
  Current maturities of long term debt                                 1,315,394                1,065,487
  Deferred home warranty revenue                                      13,482,233               16,118,752
                                                                     -----------              -----------
  Total current liabilities                                           23,617,212               27,481,052

  Long term debt - net of current portion                              3,097,054                3,316,845

  Commitments and contingencies

  Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares
            authorized; 5,558,350 shares issued and outstanding
            at March 31, 1995 and December 31, 1994                       55,584                   55,584
        Additional paid-in capital                                     7,458,288                7,458,288
        Retained earnings                                              1,218,227                  902,289
        Unrealized holding gain (loss) on securities
            available for sale                                            25,231                  (14,813)
                                                                     -----------              -----------
  Total stockholders' equity                                           8,757,330                8,401,348
                                                                     -----------              -----------
        TOTAL                                                        $35,471,596              $39,199,245
                                                                     ===========              ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                     QUARTER ENDED          QUARTER ENDED
                                                                       MARCH 31,              MARCH 31,
                                                                     -------------          -------------
                                                                         1995                   1994

OPERATING REVENUE                                                     $10,835,083            $12,827,854

OPERATING COSTS AND EXPENSES:
Direct expenses                                                         8,169,430              9,567,850
General and administrative expenses                                     2,623,981              2,799,042
                                                                      -----------            -----------
Total                                                                  10,793,411             12,366,892
                                                                      -----------            -----------
OPERATING INCOME                                                           41,672                460,962

OTHER INCOME (EXPENSE):
Investment income - net                                                   557,185                 30,490
Other income (expense) - net                                              (84,918)               127,724
                                                                      -----------            -----------
Total                                                                     472,267                158,214

INCOME BEFORE
  INCOME TAXES                                                            513,939                619,176

PROVISION FOR INCOME TAXES                                               (198,000)              (254,000)
                                                                      -----------            -----------

NET INCOME                                                               $315,939               $365,176
                                                                      ===========            ===========

PER SHARE AMOUNTS:

         Net income                                                         $0.06                  $0.07
                                                                      ===========            ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              5,558,350              5,558,350

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HOMEOWNERS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   QUARTER ENDED            QUARTER ENDED
                                                                     MARCH 31                 MARCH 31
                                                                   -------------            -------------
                                                                        1995                     1994

Cash flows from operating activities:
Net income                                                            $315,938                 $365,176
Adjustments:
   Depreciation and amortization                                       142,092                  188,780
   Provision for deferred income taxes                                 958,000                2,547,000
   Foreign currency translation adjustment                                   0                   (6,114)
   (Gain) loss on sales of trading securities                         (343,539)                 103,554
   Unrealized holding loss on securities available for sale             40,045                   15,603
   Other net changes in assets and liabilities:
      Decrease in miscellaneous receivables                            237,865                  353,265
      Decrease in deferred home warranty acquisition costs             812,880                  359,350
      Increase in refundable income taxes                                    0               (1,646,251)
      Increase in deferred income taxes                               (765,553)                (332,655)
      Increase (decrease) in prepaid expenses and other assets         286,444                 (238,889)
      Decrease in accounts and accrued expenses payable             (1,477,227)                (461,539)
      Decrease in deferred home warranty revenue                    (2,636,520)              (1,015,623)
      Payments on reserve for loss on reinsurance
         portfolio transfer                                                  0                 (658,797)
      Purchases of trading securities                                 (421,900)                (305,700)
      Proceeds from sales of trading securities                        597,193                  261,980
                                                                    ----------               ----------
Net cash used in operating activities                               (2,254,282)                (470,860)
                                                                    ----------               ----------
Cash flows from investing activities:
      Property and equipment expenditures                             (286,977)                (261,488)
      Purchases of securities classified as available for sale         (50,833)              (2,276,568)
      Proceeds from sale of securities classified as
        available for sale                                             173,051                2,231,540
                                                                    ----------               ----------
Net cash used in investing activities                                 (164,759)                (306,516)
                                                                    ----------               ----------
Cash flows from financing activities:
      Repayments of debt                                              (179,734)                 (40,475)
      Amortization of discount on long term debt                        69,850                   76,816
      Borrowings under capital lease obligation                        140,000                  210,538
                                                                    ----------               ----------
Net cash provided by financing activities                               30,116                  246,879
                                                                    ----------               ----------

Net decrease in cash and cash equivalents                           (2,388,925)                (530,497)

Cash and cash equivalents at beginning of period                     5,875,844                7,530,452

Cash and cash equivalents at end of period                          $3,486,919               $6,999,955
                                                                    ==========               ==========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest                                                           $71,917                  $15,213
    Income taxes                                                         8,142                  137,200

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1995
                                (Unaudited)

1. GENERAL

The consolidated balance sheet as of March 31, 1995 and the consolidated statements of income and cash flows for the three month periods ended March 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995, and for the periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

2. FRANCHISE SALE

In the first quarter of 1995, the Company entered into an agreement to franchise, effective May 1, 1995, the Corporate Owned Region of New England, consisting of the states of Maine, Massachusetts, New Hampshire and Vermont, for a franchise fee of $100,000.

3.  CONTINGENCIES

In December 1991, Acceleration National Insurance Company ("Acceleration"), the insurer of the Company's E&O program through April 1991, brought suit against the Company for damages related to the 1986-1991 E&O program. Willis Corroon, the Company's insurance broker at the time, and Meridian, the reinsurer of the program at the time, are also defendants in this suit. Meridian is a wholly-owned subsidiary of Willis Corroon. The complaint alleges breach of contract, unjust enrichment, negligent misrepresentation and mismanagement of claims operations. Currently, Acceleration's total claim is in excess of $10,000,000. Under the Acceleration program, the Company had two letters of credit (`LOC's') totaling $2,059,000 issued to Acceleration. Actuarial studies indicated that funds available and anticipated investment income on the Acceleration pool would not be sufficient to cover related claims and expenses. As a result, the Company, in December 1991, provided a reserve of $2,059,000 against its investments to cover their possible loss under the Acceleration agreement. This provision was included in unusual charges in the 1991 consolidated statement of income. In October 1992, Acceleration called the LOC's, based upon its contention that the program pool was depleted. The underlying investments were liquidated and the required proceeds surrendered to Acceleration. The transaction was charged against the reserve, thus eliminating it. The Company disputes all claims of Acceleration, including its obligation under the LOC's, and believes it is entitled to damages from Acceleration for mismanagement. The Company has filed both an answer and a counterclaim. The matter, previously scheduled to go to trial in November 1994, is now expected to be tried in mid 1995.

After taking into consideration the evaluation of outside legal counsel, the Company has determined, and legal counsel concurs, that the potential loss in connection with this matter is zero to $2,500,000 and that no particular estimate within this range is more probable than another. Accordingly, no additional provision has been made in connection with this matter.

In connection with the transfer of the net assets of POMG Insurance
Company, Ltd ("POMG") to Continental Casualty Company ("CNA"), the Company is obligated to pay CNA $5,000,000 (the "CNA Obligation") over a period estimated to be five years toward the ultimate settlement of the transferred losses and expenses. CNA will maintain a separate accounting for the POMG net assets. Additionally, a separate fund, the `Holdback
Fund,' has been established to accumulate the aforementioned $5,000,000 from the Company, additional funds to be contributed by Schinnerer and CNA over the same period, and investment income earned on these funds, to pay claims and expenses related to the reinsured policies in excess of the POMG net assets. If the ultimate reinsured losses and related expense are less than the transferred net assets of POMG, combined with the assets in the Holdback Fund, CNA will distribute the remaining assets among the Company, Schinnerer and itself according to a predetermined formula. However, management believes that a refund is unlikely. In addition, the Company has guaranteed the validity of a $5,000,000 reinsurance treaty, one of the POMG assets transferred to CNA, by posting $3,000,000 in cash collateral, of which $1,500,000 has been posted. This asset represents amounts recoverable from a third party reinsurance company under a reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. The Company has agreed, if necessary, to pay the additional $2,000,000 related to the guarantee from future commissions. As of March 31, 1995, claims had exceeded the predetermined amount but the reinsurer has not yet honored the program administrator's request to remit the amounts due CNA under the reinsurance treaty, and has requested additional information from the program administrator. The Company has not recorded a provision for this guarantee, as management, based on the opinion of its special insurance counsel, has determined that the reinsurance contract is a binding agreement, enforceable in accordance with its terms and that various objections to coverage voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

4.  RECLASSIFICATIONS

Certain amounts in the accompanying 1994 consolidated financial statements have been reclassified from amounts previously reported to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

The Company has received several inquiries from unaffiliated third parties relating to various proposed transactions with the Company, including the purchase of all of the outstanding shares of the Company. Consequently, the Company has formed a Special Committee of the Board of Directors to evaluate the alternatives available to the Company.

The Committee is examining all options that may enhance stockholder value, including an alliance with a financial or strategic investor and/or a business combination with an entity complementary to existing operations. The Committee has retained the investment banking firm of Raymond James & Associates to assist it in evaluating the inquiries and alternatives.

Although the Company is considering the terms of the referenced proposals, there can be no assurance that any of the same will result in definitive agreements; or any assurance as to form or timing of such a transaction, if one should occur.

BUSINESS ENVIRONMENT

HMS MEMBERSHIP NETWORK

The Company, through its Homeowners Marketing Services, Inc. ("HMS") subsidiary, has developed a national network of real estate brokers ("Members"), enrolled by the Company's franchisees ("Affiliates") and the field sales force employed in the Corporate Owned Regions ("COR"). The Company offers various types of memberships including a "full membership," under which participating brokers have access to all of the Company's products and services, and a "limited membership," under which participating brokers have access to certain of the Company's products and services.

Members generally pay an initial membership fee and annual renewal fees, in order to retain the rights of membership. Full members participate in the Company's Errors & Omissions insurance ("E&O") program and pay marketing or placement fees to the Company for access to the program. Members also have the right to use products and services provided by other vendors with which the Company has made preferred arrangements.

Membership provides access to home warranty contracts and the real estate brokers E&O insurance, in addition to access to the following programs: a membership-wide referral networking system (REFNET Registermark), the HMS BuyerTrack Registermark Follow-Up System, the HMS Consumer Reach Program, a monthly real estate publication (HMS NETWORKING Registermark Magazine), the HMS Risk Management System Registermark, and certain advertising and public relations materials.

HOME WARRANTY CONTRACTS

The Company offers, through its Members, home warranty contracts for a fixed fee, paid at the time of closing of residential sale transactions participated in by HMS Members. The home warranty contract provides for the repair or replacement, at the Company's discretion, of major mechanical systems and certain appliances of a residence which malfunction as a result of normal wear and tear during the term of the contract. The Company currently offers a home warranty contract for sale in every state in which the Company operates, with the exceptions of Connecticut and New Hampshire. The Company and the home warranty contract offered are subject to insurance type regulations in 16 of the states in which contracts are sold.

Funds received for the home warranty contracts are deferred upon receipt and recognized as revenue over the contract term (generally one year) in proportion to historical experience of home warranty repair costs incurred. The direct costs of acquiring the contracts, which are generally a fixed portion of the related revenue, are recorded in the same manner. Repair costs under home warranty contracts, which are expensed as mechanical break-downs are reported to and are authorized by the Company, represent the direct expense which typically varies most with respect to related revenue. A significant portion of repair costs generally relates to heating and air conditioning systems, water heaters and plumbing. The frequency and severity of such repair costs vary with changing weather patterns.

ERRORS & OMISSIONS AND OTHER INSURANCE PRODUCTS

The Company also markets real estate brokers' E&O liability insurance to its Members, through its HOMS Insurance Agency, Inc. ("HOMS") subsidiary. This insurance generally provides limits of between $100,000 and $1,000,000 per loss and from $100,000 to $1,000,000 aggregate per policy year. The policies generally provide coverage for wrongful acts which occur during the term of the policy and are reported up to 60 days after expiration of the policy and all claims after expiration for which notice of wrongful act is given prior to expiration. The policy provides for a deductible per loss and covers the real estate brokerage firm and all officers, partners, stockholders, employees, salespersons and sales associates or independent contractor brokers of the brokerage firm. The Company is not subject to reinsurance risk under the current program.

SEASONALITY

Most of the Company's revenue is generated at the time of residential resale closings. These closings generally follow a seasonal pattern. First quarter volume is usually the lowest, third quarter the highest, and second and fourth quarters are about equal. Claims under home warranty contracts are generally higher in the summer and winter months, while general and administrative expenses are usually incurred evenly from quarter to quarter. As a result, the Company's operating results in the second half of a given year are generally better than the results in the first half.

FOREIGN OPERATIONS

The Company discontinued funding its British operation, Home Guarantee Corporation ("HGC") effective October, 1994, accruing all expenses related to the closing of that operation in the third quarter consolidated results of operations. The liquidation and final settlement of HGC's debt was completed in May 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO MARCH 31, 1994

Home Warranty Operations:

Home warranty revenue, totaling $9,071,000 and representing 84% of total operating revenue for the three months ended March 31, 1995, increased 2% over the corresponding 1994 figure of $8,924,000, or 70% of total operating revenue. This revenue increase is due primarily to the impact of warranty production increases in the preceding eleven months, as compared to the comparable prior year period because of the Company's revenue recognition policy, under which warranty revenue is recognized ratably over the contract term, generally twelve months. Warranty contract sales in the first quarter of 1995 were 20% lower than in the 1994 first quarter, which is primarily attributable to the impact on housing sales of increasing interest rates, and is consistent with industry experience. Heavy rains and flooding have significantly impacted the California real estate market in the first quarter, resulting in declines in transactions and in opportunities for warranty sales. Also negatively impacting warranty production in the first quarter of 1995 was the decline in the Company's membership base, which was 14% lower than at March 31, 1994. The impact of this decrease in warranty contract sales will affect warranty revenue recognition in future quarters, due to the warranty revenue recognition method. Partially offsetting these declines, renewal warranty contract sales in the first quarter of 1995 were 62% higher than in the 1994 first quarter, which is attributable to management's development of several new marketing strategies, resulting in an increase in renewal success rates to approximately 15%, a threefold improvement over 1994 levels. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, decreased to 77% in 1995 from 82% in 1994, primarily due to a 10% decrease in average claim severity.

The 1995 warranty acquisition cost ratio is slightly lower than the comparable 1994 ratio. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes, as the Company's acquisition costs vary in different locations. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, does not expect a significant change to occur in the near future.

Franchising Operations:

The Company has entered into an agreement, effective May 1, 1995, to franchise the New England territory, consisting of the states of Maine, Massachusetts, New Hampshire and Vermont. The franchise was sold for $100,000.

Membership and Other Operations:

Membership related revenue was 54% lower than in the comparable prior year period, which is primarily the result of the changing mix of the membership base retained, as a large portion of the Company's membership no longer participates in the Company's E&O program and is exempted from paying the associated marketing fees. The decrease is also partially related to the 14% decline in the Company's membership base from the prior year level. In spite of the decline in total number of offices from the prior year period, the Company has seen a positive impact from the recently introduced Agent membership program. Also indicative of positive results, is the fact that the membership renewal experience has improved over the prior year levels, while new membership enrollments have increased by 52% over 1994. Management believes that this trend is a result of the resolution of the E&O transition issues encountered throughout 1994.

During the 1995 first quarter the Company introduced, to Members meeting certain criteria, the Easy E&O application, a user friendly approach which is utilized in the field as a point of sale presentation. This new point of sale opportunity will allow the Company national field representatives to supply potential Members with an E&O insurance quote at the point of original contact and presentation of the Company's' full range of membership benefits. This new application is anticipated to increase sales in two ways, first by making it simpler to close a sale, with a single sales call, and second by allowing the sales force to increase the number of initial sales calls, instead of making repeat calls to present E&O quotes and repeat sales presentations.

Direct expenses of the membership operations approximated 71% of related revenue for the first three months of 1995 and 63% of related revenue for the comparable prior year period. The increasing cost ratio is related primarily to the impact of the decline in operating results of the COR's, primarily in California. As discussed previously, the California region has been heavily impacted by rains and flooding, which has resulted in declining transactions and warranty sales.

E&O Brokerage Operations:

E&O brokerage revenue for the three months ended March 31, 1995, totaled $275,000, a decrease of 60% from the 1994 first quarter revenue of $690,000. The 1995 revenue includes commissions earned on the current E&O program of nearly $253,000 and approximately $17,000 of E&O reimbursement earned on the run-off of the prior E&O program. The 1994 revenue was comprised primarily of the administrative reimbursement earned on the prior E&O program, combined with a small amount of commission earned on the current program, which was only beginning in the 1994 first quarter. The decrease results from the change in composition of the Company's membership base, as only 43% of the Company's membership currently participates in the E&O program compared to 73% at March 31, 1994. The commission rate earned currently is the same as the reimbursement rate earned under the prior program. Under the current program, the Company acts as an insurance broker, and is not exposed to any reinsurance risk.

Direct costs of the E&O brokerage operations increased from $96,000 or 14% of related revenue in the 1994 three month period to $104,000 or 38% of related revenue in the comparable 1995 period. Under the current E&O program, the Company generally pays 50% of the commission it receives on the E&O premiums collected to the Affiliates generating the premium volume. There was no such arrangement under previous E&O programs. Thus, the gross profit earned on the prior program was higher. Consequently, as the revenue in 1995 will consist almost entirely of commissions earned under the current program, the direct cost percentage will increase until it at least approximates the 50% commission paid to Affiliates, in addition to other direct costs of administering the program. However, certain indirect costs incurred by the Company in administering the prior program are no longer incurred in administering the current program, making the operating profit ratio earned on the two programs more comparable than the gross profit ratio.

Foreign Operations:

During the third quarter of 1994, the Company ceased funding its UK subsidiary, HGC. The Company does not expect to incur any further expenses related to HGC during 1995 or thereafter. Throughout the first three quarters of 1994, the expenses incurred by HGC approximated $225,000 per quarter.

G&A Expense:

The amount of general and administrative expenses ("G&A") decreased from $2,799,000 in the first quarter of 1994 to $2,624,000 in 1995. The decrease is primarily due to declines in employee related expenses from the workforce reduction, and to the elimination of UK G&A expenses, which approximated $225,000 in the 1994 first quarter. Though the total G&A expenses declined, as a percentage of related revenue, G&A increased from 21.8% of revenue in the 1994 first quarter, to 24.2% in the 1995 period. The proportional increase relates to increased legal fees over the 1994 period, relating to the Acceleration lawsuit, as the Company has been preparing in the first quarter for the trial. Since many of the components of G&A are fixed in nature, management monitors these costs to ensure that they are within acceptable boundaries.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries as well as from additional investments of funds generated through sales of warranty products. Net investment income increased from a net gain of $30,000 for the three months ended 1994 to a net gain of $557,000 in the current year equivalent period. This increase is primarily due to the stabilization and small declines in market interest rates, which has caused the fair value of the Company's investment portfolio, consisting mainly of debt instruments, to rebound from the previous lows experienced in 1994, when the bond market was particularly negatively impacted. Approximately $238,800 relates to realized holding gains on the Company's investment portfolio of trading securities, as compared to realized holding losses of $99,700 in the 1994 first quarter. Interest expense of approximately $70,000 relates primarily to the CNA obligation.

Income Taxes:

The Company's effective income tax rate on continuing operations for the current three month period is 39%, decreasing from 41% in the comparable 1994 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. Consequently, cash flow has historically been more than adequate to meet current obligations. Due to the impact of seasonality on the Company's business, cash flow in the first quarter is generally negative. Cash collected on warranty contracts in the first three months of 1995 was lower than amounts collected in the comparable 1994 period by approximately $860,000 as a result of the decline in home warranty contract sales. The 1994 first quarter cash flow was significantly positively impacted by the large warranty production increases experienced in that period. Based on preliminary April results and on general improvements in the economy, the Company anticipates that cash collections on warranty contract sales should increase in the 1995 second quarter over the first quarter levels, as second quarter warranty contract sales typically exceed the first quarter level.

In the first quarter of 1995, net cash used in operating activities totaled $2,254,000, as compared to $471,000 in the first quarter of 1994. This increased usage of cash is primarily due to the decline in warranty production in the 1995 first quarter from the comparable 1994 levels. Also impacting operating cash flows are various payments for claims payable, Affiliate and Member commissions and E&O premium remittances. In the 1995 first quarter, the Company used $165,000 in investing activities, as compared to $307,000 in the first quarter of 1994, primarily due to decreased trading activity in its investment portfolio. Net cash provided by financing activities decreased from $247,000 in the first quarter of 1994 to $30,000 in the comparable 1995 period, due to increasing debt repayments, primarily on the CNA obligation and also to a reduction in financing arrangements under capital lease obligations. The CNA obligation is repaid through remittance of a portion of the Company's commissions earned on the E&O premium volume. Consequently, increases in premium volume will result in increases in debt repayments.

The Company provides for deferred income taxes on the excess of deferred warranty revenue over the related deferred acquisition cost. As a result, the Company generally pays taxes on the revenue collected, not on the revenue recognized, which gives rise to the deferred tax asset of approximately $6.3 million at March 31, 1995. Cash paid for income taxes is generally expected to approximate the current income tax provision in a given year. However, due to the losses incurred in 1993 and 1994, the Company has currently refundable income tax benefits approximating $1.8 million. Consequently, the Company is not expected to be required to pay any Federal income taxes in the near future. The Company intends to file for further refunds of taxes paid in prior years, and expects to receive its refundable income taxes in the second or third quarter of 1995.

The agreements with CNA in connection with the transfer of POMG's net assets include several restrictive covenants on both dividends and borrowings, until the $5,000,000 obligation to CNA is satisfied. In addition to the assets transferred to CNA, the Company has guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the assets transferred. This guarantee is to be secured by $3,000,000 cash collateral to be posted by the Company. Approximately $1,250,000 was posted in November, 1994, and an additional $250,000 was posted in April. The remaining balance of $1,500,000 will be posted in two installments of $250,000 and $1,250,000, due in June and July, respectively. The Company has agreed, if necessary, to pay an additional $2,000,000 out of future commissions related to the guarantee. Should this occur, the repayments on the $5,000,000 obligation will be delayed until the $2,000,000 is paid. The Company will not be required to reduce its collected commission by more than 50% under these agreements. The Company has not recorded a provision for this guarantee, based upon the advice of its special insurance counsel, that the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

The liquidation of the UK subsidiary was finalized in May 1995, with a lump sum payment of $150,000, which will be used by the liquidator to satisfy all outstanding debts of the UK corporation.

The Company is engaged in settlement discussions with Independent Broker Services Corporation ("IBSC"), with respect to the lawsuit brought in December 1994.

In December 1991, Acceleration National Insurance Companies ("Acceleration"), the insurer of the Company's E&O program through April 1991, brought suit against the Company and one of its subsidiaries, alleging, under alternative theories which include breach of contract, negligent misrepresentation and unjust enrichment, that the release of certain funds to the Company in connection with the E&O program, when combined with allegations relating to the Company's handling of E&O claims, resulted in the funds currently available to Acceleration being insufficient to satisfy the expected claims and expenses under the Acceleration program. Acceleration's total claim is currently in excess of $10 million. Under the Acceleration program, the Company had pledged assets to secure letters of credit ("LOC's") in favor of Acceleration. In October 1992, Acceleration called the LOC's and received cash proceeds from the liquidation of the collateral investments. The Company disputes all claims of Acceleration and has filed an answer and counterclaim. The Company's position is that the funds were released unconditionally with Acceleration's consent, and the Company is therefore under no obligation to return the funds. The Company also denies the balance of Acceleration's claims, and is seeking damages for claims mismanagement by Acceleration during the period Acceleration undertook that responsibility. This matter is anticipated to go to trial in mid 1995. After taking into consideration the evaluation of outside legal counsel, management has determined, and legal counsel concurs, that the potential range of loss in connection with this matter is zero to $2.5 million, that no particular estimate within this range is more likely than another and that the likelihood of any verdict in excess of this range is remote. Consequently, no additional reserve has been provided for this matter.

Three of the Company's subsidiaries operate in 16 states that regulate the home warranty business. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of warranty contracts (generally one year). As of March 31, 1995, approximately $9.7 million of cash and investments are needed to maintain the regulated subsidiaries' required reserve and surplus levels. Of this amount, approximately $1,200,000 of investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Deferred home warranty contract revenue at March 31, 1995 exceeds the reserve requirements which would be applicable if such requirements were in effect in all states in which the Company operates. The Company is currently in compliance with all applicable surplus and reserve requirements.

The Company is in the design and development phase of upgrading its current computer and processing environments, in an attempt to increase operational efficiency, improve management information, and allow for future growth in the Company's business. This plan is currently expected to have an incremental cost of $1,000,000 in excess of the cost of maintaining, servicing and improving the existing system, over the life of the project. Management expects that sufficient funds will be available to cover the costs of the upgrade. If such funds are not available, a portion of this project may be deferred.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company incurs numerous lawsuits in the ordinary course of its home warranty contract business, typically concerning whether claims under such home warranty contracts are entitled to coverage. The Company does not believe any of these suits are material to the Company's operations or financial results.

The Company is engaged in settlement discussions with Independent Broker Services Corporation ("IBSC"), with respect to the lawsuit brought in December 1994.

On May 8, 1995, the Seventeenth Judicial Circuit in and for Broward
County Florida dismissed without prejudice all of the counterclaim filed by Richard L. Abedon and Robert S. Catanzaro in HOMEOWNERS GROUP, INC. v. RICHARD L. ABEDON AND ROBERT S. CATANZARO, case number 94-12840(05).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits and Index to Exhibits

                      11. Computation of Net Income per Common Share for the three and three month periods ended March 31, 1995 and 1994.

               (b)    Reports on Form 8-K

                      None.


                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOMEOWNERS GROUP, INC.

May 10, 1995                      By:   /s/ C. GREGORY MORRIS
                                        ----------------------
                                            C. Gregory Morris
                                            Vice President, Treasurer and
                                            Chief Financial Officer