Form 10-Q
period 1995-06-30
HOMEOWNERS GROUP INC
filed 1995-08-09
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1995

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to __________________

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

                                    YES X   NO____

On July 31, 1995, there were 5,558,350 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,                     DECEMBER 31,
                                                                                          1995                          1994
                                                                                       -----------                   ------------
                                                                                       (UNAUDITED)                    (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                                             $4,243,120                    $5,875,844
  Trading securities                                                                     8,376,921                     8,261,915
  Miscellaneous receivables                                                              1,049,235                     1,153,188
  Deferred home warranty acquisition costs                                               4,977,772                     5,677,322
  Refundable income taxes                                                                1,277,449                     1,816,149
  Current portion of deferred income taxes                                               4,173,743                     4,880,781
  Prepaid expenses and other current assets                                              1,208,577                     1,281,693
                                                                                       -----------                   -----------
  Total current assets                                                                  26,068,973                    28,946,892

  Restricted cash                                                                        1,907,851                     1,407,851
  Non-current securities available for sale                                              2,984,092                     4,078,966
  Property and equipment - net                                                           2,448,154                     2,009,165
  Other assets                                                                           1,217,382                     1,177,026
  Deferred and refundable income taxes - net of current portion                          2,382,847                     1,579,345
                                                                                       -----------                   -----------

        TOTAL                                                                          $37,009,299                   $39,199,245
                                                                                       ===========                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts and accrued expenses payable                                                 $9,643,484                   $10,296,813
  Current maturities of long term debt                                                   1,357,078                     1,065,487
  Deferred home warranty revenue                                                        13,868,602                    16,118,752
                                                                                       -----------                   -----------

  Total current liabilities                                                             24,869,164                    27,481,052

  Long term debt - net of current portion                                                2,936,697                     3,316,845

   Commitments and contingencies

    Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares authorized; 5,558,350 shares issued and outstanding
            at June 30, 1995 and December 31, 1994                                          55,584                        55,584
        Additional paid-in capital                                                       7,458,288                     7,458,288
        Retained earnings                                                                1,631,270                       902,289
        Unrealized holding gain (loss) on securities available for sale                     58,296                       (14,813)
                                                                                       -----------                   -----------

  Total stockholders' equity                                                             9,203,438                     8,401,348
                                                                                       -----------                   -----------

        TOTAL                                                                          $37,009,299                   $39,199,245
                                                                                       ===========                   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                                JUNE 30,                                JUNE 30,
                                                     ------------------------------         ------------------------------
                                                        1995               1994                1995               1994
                                                     -----------        -----------         -----------        -----------
OPERATING REVENUE                                    $22,052,792        $30,214,605         $11,217,709        $17,386,751

OPERATING COSTS AND EXPENSES:
Direct expenses                                       16,631,558         20,182,882           8,449,450         10,615,032
General and administrative expenses                    4,952,707          6,007,369           2,341,404          3,208,327
                                                     -----------        -----------         -----------        -----------
Total                                                 21,584,265         26,190,251          10,790,854         13,823,359
                                                     -----------        -----------         -----------        -----------

OPERATING INCOME                                         468,527          4,024,354             426,855          3,563,392

OTHER INCOME (EXPENSE):
Investment income - net                                  893,352            (43,846)            336,168            (74,336)
Other income (expense) - net                            (171,898)            (2,609)            (86,980)          (130,333)
                                                     -----------        -----------         -----------        -----------
Total                                                    721,454            (46,455)            249,188           (204,669)

INCOME BEFORE
  INCOME TAXES                                         1,189,981          3,977,899             676,043          3,358,723

PROVISION FOR INCOME TAXES                              (461,000)        (1,619,335)           (263,000)        (1,365,335)
                                                     -----------        -----------         -----------        -----------

NET INCOME                                              $728,981         $2,358,564            $413,043         $1,993,388
                                                     ===========        ===========         ===========        ===========


PER SHARE AMOUNTS:

         Net income                                        $0.13              $0.42               $0.07              $0.36
                                                     ===========        ===========         ===========        ===========


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                         5,558,350          5,558,350           5,558,350          5,558,350

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                             SIX MONTHS ENDED
                                                                                                                  JUNE 30
                                                                                                      ---------------------------
                                                                                                        1995                 1994
                                                                                                     --------           ----------
Cash flows from operating activities:
 Net income                                                                                          $728,981           $2,358,564
 Adjustments:
   Depreciation and amortization                                                                      282,355              382,493
   Provision for deferred income taxes                                                                876,000            2,070,000
   Foreign currency translation adjustment                                                                  -              (11,054)
   (Gain) loss on sale of investments                                                                (501,078)             302,255
   Unrealized holding gain                                                                             78,286               22,931
   Other net changes in assets and liabilities:
    (Increase) decrease in receivables                                                                103,953           (3,164,130)
    Increase) decrease in deferred home warranty acquisition costs                                    699,550               (2,259)
    Increase in prepaid and deferred income taxes                                                    (433,764)            (159,907)
    (Increase) decrease in prepaid expenses and other assets                                            4,134             (621,647)
    Increase (decrease) in accounts and accrued expenses payable                                     (653,329)           2,246,913
    Increase (decrease) in deferred home warranty revenue                                          (2,250,150)             198,167
    Payments on reserve for loss on reinsurance portfolio transfer                                          -             (715,415)
    Payments for purchases of trading securities                                                     (424,516)          (8,205,949)
    Proceeds from sales of trading securities                                                       1,146,251            6,004,760
                                                                                                   ----------           ----------
Net cash provided by (used in) operating activities                                                  (343,327)             705,722
                                                                                                   ----------           ----------

Cash flows from investing activities:
 Property and equipment expenditures                                                                 (697,893)            (408,618)
 Payments for investments classified as available for sale                                           (980,104)          (3,554,519)
 Proceeds from sale of investments classified as available for sale                                   977,159            3,628,191
                                                                                                   ----------           ----------

Net cash used in investing activities                                                                (700,838)            (334,946)
                                                                                                   ----------           ----------

Cash flows from financing activities:
 Repayments of debt                                                                                  (368,052)            (134,399)
 Amortization of discount on long term debt                                                           139,493              147,643
 Purchases of restricted cash                                                                        (500,000)                   -
 Borrowings under capital lease obligation                                                            140,000              210,538
                                                                                                   ----------           ----------

Net cash provided by (used in) financing activities                                                  (588,559)             223,782
                                                                                                   ----------           ----------

Net increase (decrease) in cash and cash equivalents                                               (1,632,724)             594,558

Cash and cash equivalents at beginning of period                                                    5,875,844            7,530,452
                                                                                                   ----------           ----------

Cash and cash equivalents at end of period                                                         $4,243,120           $8,125,010
                                                                                                   ==========           ==========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
 Interest                                                                                            $145,908              $86,659
 Income taxes                                                                                          16,336              158,810



                    HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                        JUNE 30
                                                                                          ----------------------------------
                                                                                              1995                    1994
                                                                                          ----------              ----------
Cash flows from operating activities:
 Net income                                                                                 $413,043              $1,993,388
 Adjustments:
   Depreciation and amortization                                                             140,263                 193,713
   Benefit for deferred income taxes                                                         (81,000)               (477,000)
   Foreign currency translation adjustment                                                         -                  (4,940)
   (Gain) loss on sale of investments                                                       (157,539)                198,701
   Loss on sale of property and equipment                                                      9,082                       -
   Unrealized holding gains                                                                   33,066                   7,328
   Other net changes in assets and liabilities:
     Increase in receivables                                                                (133,912)             (3,517,395)
     Increase in deferred home warranty acquisition costs                                   (113,330)               (361,609)
     Decrease in prepaid and deferred income taxes                                           330,789               1,818,999
     Increase in prepaid expenses and other assets                                          (277,139)               (382,758)
     Increase in accounts and accrued expenses payable                                       823,092               2,714,702
     Increase in deferred home warranty revenue                                              386,370               1,213,790
     Payments on reserve for loss on reinsurance portfolio transfer                                -                 (56,618)
     Payments for purchases of trading securities                                             (2,616)             (7,900,249)
     Proceeds from sales of trading securities                                               549,058               5,742,780
                                                                                          ----------              ----------
Net cash provided by operating activities                                                  1,920,037               1,182,832
                                                                                          ----------              ----------

Cash flows from investing activities:
 Property and equipment expenditures                                                        (419,998)               (147,130)
 Payments for investments classified as available for sale                                  (929,271)             (1,277,951)
 Proceeds from sale of investments classified as available for sale                          804,108               1,396,651
                                                                                          ----------              ----------

Net cash used in investing activities                                                       (545,161)                (28,430)
                                                                                          ----------              ----------


Cash flows from financing activities:
 Repayments of debt                                                                         (188,318)               (100,174)
 Amortization of discount on long term debt                                                   69,643                  70,827
 Payments for restricted cash                                                               (500,000)                      -
                                                                                          ----------              ----------

Net cash used in financing activities                                                       (618,675)                (29,347)
                                                                                          ----------              ----------

Net increase in cash and cash equivalents                                                    756,201               1,125,055

Cash and cash equivalents at beginning of period                                           3,486,919               6,999,955
                                                                                          ----------              ----------

Cash and cash equivalents at end of period                                                $4,243,120              $8,125,010
                                                                                          ==========              ==========


SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
 Interest                                                                                    $73,991                 $71,446
 Income taxes                                                                                  8,142                  21,610


                    HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

1. GENERAL

The consolidated balance sheet as of June 30, 1995 and the consolidated statements of income and cash flows for the six and three month periods ended June 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995, and for the periods presented, have been made.

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

2. FRANCHISE OPERATIONS

The Company entered into an agreement, effective May 1, 1995, to franchise the New England territory, consisting of the states of Maine, Massachusetts, New Hampshire and Vermont. Effective July 14, 1995, the Company terminated the Colorado franchise agreement, thus making Colorado a Corporate Owned Region. The Company also entered into agreements to manage the Kansas, Oklahoma, Missouri territory and the Arizona, New Mexico territory. Additionally, effective July 14, 1995, the Company purchased a nominal interest in the Arizona, New Mexico territory. The Company believes that the changes in Franchise/Corporate Owned Regions will enable the Company to combine the administrative functions of these regions into the Texas and California regions, thereby generating savings in overhead expenses. Additionally, the Company believes that the above changes could result in production increases, once improved market presence is established.

Franchising fee revenue earned in the 1994 second quarter was related to the franchising of the California territory to Independent Brokers Services Corporation. An allowance for this transaction was provided in the third quarter of 1994 as a result of the franchisee's default on the promissory note, deferred payment obligation and the franchise agreement.
See legal proceedings.

3.  CONTINGENCIES

In December 1991, Acceleration National Insurance Company ("Acceleration"), the insurer of the Company's E&O program through April 1991, brought suit against the Company for damages related to the 1986-1991 E&O program. Willis Corroon, the Company's insurance broker at the time, and Meridian, the reinsurer of the program at the time, are also defendants in this suit. Meridian is a wholly-owned subsidiary of Willis Corroon. The complaint alleges breach of contract, unjust enrichment, negligent misrepresentation and mismanagement of claims operations. Currently, Acceleration's total claim is in excess of $10,000,000. Under the Acceleration program, the Company had two letters of credit (`LOC's') totaling $2,059,000 issued to Acceleration. Actuarial studies indicated that funds available and anticipated investment income on the Acceleration pool would not be sufficient to cover related claims and expenses. As a result, the Company, in December 1991, provided a reserve of $2,059,000 against its investments to cover their possible loss under the Acceleration agreement. This provision was included in unusual charges in the 1991 consolidated statement of income. In October 1992, Acceleration called the LOC's, based upon its contention that the program pool was depleted. The underlying investments were liquidated and the required proceeds surrendered to Acceleration. The transaction was charged against the reserve, thus eliminating it. The Company disputes all claims of Acceleration, including its obligation under the LOC's, and believes it is entitled to damages from Acceleration for mismanagement. The Company has filed both an answer and a counterclaim. The matter is expected to be tried in September 1995. After taking into consideration the evaluation of outside legal counsel, the Company has determined, and legal counsel concurs, that the potential loss in connection with this matter is zero to $2,500,000 and that no particular estimate within this range is more probable than another. Accordingly, no additional provision has been made in connection with this matter.

In connection with the transfer of the net assets of POMG Insurance Company, Ltd ("POMG") to Continental Casualty Company ("CNA"), the Company is obligated to pay CNA $5,000,000 (the "CNA Obligation") over a period estimated to be five years toward the ultimate settlement of the transferred losses and expenses. CNA will maintain a separate accounting for the POMG net assets. Additionally, a separate fund, the `Holdback Fund,' has been established to accumulate the aforementioned $5,000,000 from the Company, additional funds to be contributed by Schinnerer and CNA over the same period, and investment income earned on these funds, to pay claims and expenses related to the reinsured policies in excess of the POMG net assets. If the ultimate reinsured losses and related expense are less than the transferred net assets of POMG, combined with the assets in the Holdback Fund, CNA will distribute the remaining assets among the Company, Schinnerer and itself according to a predetermined formula. However, management believes that a refund is unlikely. In addition, the Company has guaranteed the validity of a $5,000,000 reinsurance treaty, one of the POMG assets transferred to CNA, by posting $3,000,000 in cash collateral, of which $1,750,000 was posted as of June 30, 1995. The remaining balance of $1,250,000 was posted in July 1995. This asset represents amounts recoverable from a third party reinsurance company under a reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. The Company has agreed, if necessary, to pay the additional $2,000,000 related to the guarantee from future commissions. Claims have exceeded the predetermined amount but the reinsurer has not yet honored the program administrator's request to remit the amounts due CNA under the reinsurance treaty, and has requested additional information from the program administrator. The Company has not recorded a provision for this guarantee, as management, based on the opinion of its special insurance counsel, has determined that the reinsurance contract is a binding agreement, enforceable in accordance with its terms and that various objections to coverage voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

4.  RECLASSIFICATIONS

Certain amounts in the accompanying 1994 consolidated financial statements have been reclassified from amounts previously reported to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

In early 1995, the Company received several inquiries from unaffiliated third parties relating to various proposed transactions with the Company, including the purchase of all of the outstanding shares of the Company. Consequently, the Company formed a Special Committee of the Board of Directors to evaluate the alternatives available to the Company.

The Committee retained the investment banking firm of Raymond James & Associates to assist it in evaluating the inquiries and alternatives available to the Company. The Committee has been examining all options that may enhance stockholder value, including an alliance with a financial or strategic investor and/or a business combination with an entity complementary to existing operations. Although the Company is considering the terms of the referenced proposals, there can be no assurance that any of the same will result in definitive agreements; or any assurance as to the form or timing of such a transaction, if one should occur.

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

Membership provides access to home warranty contracts and the real estate brokers E&O insurance, in addition to access to the following programs: a membership-wide referral networking system (REFNET(R)), the HMS BuyerTrack(R) Follow-Up System, the HMS Consumer Reach Program, a monthly real estate publication (HMS NETWORKING(R) Magazine), the HMS Risk Management System(R), and certain advertising and public relations materials.

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

FOREIGN OPERATIONS

The Company discontinued funding its British operation, Home Guarantee Corporation ("HGC") effective October, 1994, accruing all expenses related to the closing of that operation in the third quarter consolidated results of operations. The liquidation and final settlement of HGC's outstanding liabilities was completed in May 1995.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO JUNE 30, 1994

Home Warranty Operations:

Home warranty revenue, totaling $18,193,000 and representing 82% of total operating revenue for the six months ended June 30, 1995, decreased 3.8% from the corresponding 1994 figure of $18,781,000, or 62% of total operating revenue. This revenue decrease is due primarily to the impact of warranty production decreases in the preceding eleven months, as compared to the comparable prior year period because of the Company's revenue recognition policy, under which warranty revenue is recognized over the contract terms, generally twelve months. Warranty contract sales in the first six months of 1995 were 17% lower than in the 1994 period. Although the number of members selling the Company's home warranties has improved over 1994 levels, during the first six months of 1995, there have been fewer sales opportunities, due to the impact on housing sales of increasing interest rates, particularly in the first five months of the year. Also, heavy rains and flooding significantly impacted the California real estate market throughout the first quarter and into the second quarter, resulting in further industry wide reported declines in transactions and in opportunities for warranty sales, as compared to 1994. The impact of this decrease in warranty contract sales will continue to impact warranty revenue in future quarters. Renewal warranty contract sales, which approximated 12% of total warranty production in the first six months of 1995, were 75% higher than in the first six months of 1994 partially offsetting these declines. This increase is attributable to management's development of several new marketing strategies. These strategies have increased renewal success rates to approximately 23%. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, decreased to 78% in the first six months of 1995, from 84% in the comparable 1994 period. This decrease is primarily due to the impact of a 5.8% decrease in average claim severity, as a result of improved claims management, improved systems and favorable weather. Claims costs generally vary with weather patterns, and as a result of the unprecedented heat wave experienced across the nation, July 1995 claims cost exceeded June 1995 and July 1994 levels, as a percentage of related revenue.

The warranty acquisition cost ratio for the first six months of 1995 approximated the 1994 ratio. The acquisition costs ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management does not expect a significant change to occur in the near future.

Franchising Operations:

The Company entered into an agreement, effective May 1, 1995, to franchise the New England territory, consisting of the states of Maine Massachusetts, New Hampshire and Vermont. Effective July 14, 1995, the Company terminated the Colorado franchise agreement, thus making Colorado a Corporate Owned Region. The Company also entered into agreements to manage the Kansas, Oklahoma, Missouri territory and the Arizona, New Mexico territory. Additionally, effective July 14, 1995, the Company purchased a nominal interest in the Arizona, New Mexico territory. These changes in Franchise/Corporate Owned Regions will enable the Company to combine the administrative functions of these regions into the Texas and California regions, thereby creating savings in overhead expenses. Additionally, the Company believes that the above changes could result in production increases, once improved market presence is established.

Franchising fee revenue earned in the 1994 second quarter was related to the franchising of the California territory to Independent Brokers Services Corporation. An allowance for this transaction was provided in the third quarter of 1994, as a result of the franchisee's default on the promissory note, deferred payment obligation and the franchise agreement.

Membership and Other Operations:

Membership related revenue for the first six months of 1995 totaled $3,161,000, 53% lower than the $6,742,000 reported in the comparable prior year period. This decline is primarily the result of the changing mix of the Company's membership base. A large portion of the Company's membership no longer participates in the Company's E&O program, and is exempted from paying the associated marketing fees. As of June 30, 1995, approximately 39% of the Company's membership participated in the E&O program, as compared to 60% as of June 30, 1994. In spite of this decline from the prior year period, the Company has seen positive impact from its Agent membership program. Membership renewal experience has also improved over the prior year levels, and new membership enrollments have increased by 46% over 1994 levels. Management believes that these trends relate to the resolution of the E&O transition issues encountered throughout 1994.

During the first six months of 1995, the Company introduced the Easy E&O application, a user friendly approach which is utilized in the field as a point of sale presentation. This new point of sale opportunity allows the Company national field representatives to supply potential members, which meet certain underwriting criteria, with an E&O insurance quote at the point of original contact and presentation of the Company's full range of membership benefits. This application has increased new member enrollments in two ways, first by making it simpler to close a sale with a single sales call, and second by allowing the sales force to increase the number of initial sales calls, instead of making repeat calls to present E&O quotes and to repeat sales presentations.

Direct expenses of the membership operations approximated 69% of related revenue for the first six months of 1995 versus 63% of related revenue for the comparable prior year period. The increasing cost ratio is related primarily to the impact of the decline in operating results of the COR's. As discussed previously, the California region was heavily impacted by rains and flooding during the early part of 1995, which has resulted in declining transactions and warranty sales.

E&O Brokerage Operations:

E&O brokerage revenue for the six months ended June 30, 1995, totaled $587,000, a decrease of 59% from the comparable 1994 period revenue of $1,442,000. The 1995 revenue includes commissions earned on the current E&O program of approximately $554,000 and $20,000 of administrative reimbursement earned on the run-off of the prior E&O program. The 1994 revenue included $1,072,000 in administrative reimbursement earned on the prior E&O program, combined with $347,000 in commissions earned on the current program. The decrease in total E&O brokerage revenue results from the change in composition of the Company's membership base, as only 39% of the Company's membership currently participates in the E&O program, compared to 60% at June 30, 1994. The commission rate earned currently is the same as the reimbursement rate earned under the prior program. Under the current program, the Company acts as an insurance broker, and is not exposed to any reinsurance risk.

Direct costs of the E&O brokerage operations increased from $225,000 or 16% of related revenue in the 1994 six month period, to $227,000 or 39% of related revenue in the comparable 1995 period. Under the current E&O program, the Company generally pays a portion of the commission it receives on the E&O premiums collected to Affiliates generating the premium volume. There was no such arrangement under previous E&O program, resulting in a higher gross profit on the prior program. Consequently, as the revenue in 1995 will consist almost entirely of commissions earned under the current program, the direct cost percentage will increase until it at least approximates the commission rate paid to Affiliates, in addition to other direct costs of administering the program. However, certain indirect costs incurred in administering the prior program are no longer incurred, resulting in a comparable operating profit ratio for the new program.

Foreign Operation:

During the third quarter of 1994, the Company discontinued funding its UK subsidiary, HGC. The Company does not expect to incur any further expenses related to HGC during 1995 or thereafter. Throughout the first three quarters of 1994, the expenses incurred by HGC approximated $225,000 per quarter.

G&A Expense:

The amount of general and administrative expenses ("G&A") decreased from $6,007,000 in the first six months of 1994 to $4,946,000 in the comparable 1995 period. The decrease is primarily due to declines in employee related expenses from the September 1994 workforce reduction, and to the elimination of UK G&A expenses, which approximated $500,000 in the 1994 six month period. Certain non-recurring G&A expenses incurred in the first six months of 1995, primarily increased legal fees for lawsuit preparation and settlements and expenses related to the activities of the Special Committee of the Board of Directors, have been offset by credits taken into income on the liquidation and final settlement of the outstanding liabilities of the UK subsidiary. Although total G&A expenses for the current six month period are lower than the 1994 period, as a percentage of related revenue, exclusive of the franchising fees earned, G&A increased from 22.3% in the 1994 first six months to 25.4% in the 1995 period. Certain of the Company's expenses are fixed in nature, and the increasing G&A ratio is heavily impacted by the decline in revenue, net of 1994 franchising fees.

Other Income:

Other income, net is comprised primarily of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income increased from a net loss of $44,000 for the six months ended June 30,1994 to a net gain of $893,000 in the current year equivalent period. This increase is due to the stabilization and small declines in market interest rates, causing the fair value of the Company's trading investment portfolio, consisting mainly of debt instruments, to rebound from the previous lows 1994. Approximately $395,000 of the current year investment earnings relates to realized holding gains on the Company's trading investment portfolio of trading securities as of June 30, 1995, as compared to realized holding losses of $70,000 in the 1994 first six months. Interest expense of approximately $146,000 relates primarily to the CNA obligation.

Income Taxes:

The Company's effective income tax rate for the six month period ended June 30, 1995, was 39%, decreasing from 41% in the comparable 1994 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1995.

THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO JUNE 30, 1994

Home Warranty Operations

Home warranty revenue, totaling $9,122,000 and representing 81% of total operating revenue for the three months ended June 30, 1995, was 7.5% lower than the corresponding 1994 figure of $9,857,000, or 57% of total operating revenue. This revenue decrease is due primarily to the impact of warranty production decreases in the preceding eleven months, as compared to the comparable prior year period because of the Company's revenue recognition policy, under which warranty revenue is recognized over the contract term, generally twelve months. Warranty contract sales in the second quarter of 1995 were 16% lower than in the 1994 period. Housing sales have lagged behind falling interest rates in the second quarter. Also, the heavy rains and flooding continued to impact the California real estate market in the beginning of the second quarter. Both of these factors have caused declines in transactions and in opportunities for warranty sales. The impact of this decrease in warranty contract sales will affect warranty revenue in future quarters, due to the warranty revenue recognition method. Partially offsetting these declines, renewal warranty contract sales in the second quarter of 1995 were 85% higher than in the 1994 second quarter. This increase is attributable to management's development of several new marketing strategies, resulting in an increase in renewal success rates to approximately 23%. Renewal warranty contract sales currently approximate 12% of total contract sales, and this improvement may have a more significant impact on warranty revenue on the future, should the renewal rate continue to improve. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, decreased to 79% in the 1995 second quarter from 85% in the 1994 second quarter, primarily due to the impact of a 5.8% decrease in average claim severity. Claims costs generally vary with weather patterns. As a result of the unprecedented heat wave experienced across the nation, July 1995 claims costs exceeded June, 1995 and July, 1994 levels as a percentage of related revenue.

The second quarter 1995 warranty acquisition cost ratio was slightly lower than the 1994 second quarter ratio. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio may change, as the Company's acquisition costs vary in different locations. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, does not expect a significant change to occur in the near future.

Franchising Operations:

In the second and third quarter of 1995, the Company negotiated several purchase and management agreements with some of its franchisees, in an effort to generate cost savings and improve production. For a complete discussion of franchising operations, refer to the SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO JUNE 30, 1994 "Franchising Operations."

Membership and Other Operations:

Membership related revenue for the 1995 second quarter totaled $1,687,000, 52% lower than the $3,528,000 reported in the comparable prior year quarter, which is primarily the result of the changing mix of the Company's membership base. A large portion of the Company's membership no longer participates in the Company's E&O program, and is exempted from paying the associated marketing fees. In spite of this decline, the Company has seen a positive impact from its Agent membership program. Membership renewal experience continues to improve over the prior year levels, and new membership enrollments have increased by 42% over 1994 levels. Management believes that these trends result from the resolution of the E&O transition issues encountered throughout 1994.

Direct expenses of the membership operations approximated 66% of related revenue for the second quarter of 1995, versus 59% of related revenue for the comparable prior year period. The increasing cost ratio is related primarily to the impact of the decline in operating results of the COR's. As discussed previously, the California region was heavily impacted by rains and flooding, which has resulted in declining transactions and warranty sales.

E&O Brokerage Operations:

E&O brokerage revenue for the three months ended June 30, 1995, totaled $312,000, a decrease of 58% from the 1994 second quarter revenue of $752,000. The 1995 revenue includes commissions earned on the current E&O program of nearly $301,000 and approximately $3,000 of E&O reimbursement earned on the run-off of the prior E&O program. The 1994 revenue was comprised of administrative reimbursement earned on the prior E&O program totaling $492,000, and $245,000 of commissions earned under the current program. The decrease in total E&O related revenue results from the change in composition of the Company's membership base, as only 39% of the Company's membership currently participates in the E&O program compared to 60% as of June 30, 1994. The commission rate earned currently is the same as the reimbursement rate earned under the prior program. Under the current program, the Company acts as an insurance broker, and is not exposed to any reinsurance risk.

Direct costs of the E&O brokerage operations decreased from $129,000, or 17% of related revenue in the 1994 second quarter to $123,000 and 39% of related revenue in the comparable 1995 period. Under the current E&O program, the Company generally pays a portion of the commission it receives on the E&O premiums collected to the Affiliates generating the premium volume. There was no such arrangement under previous E&O programs. Thus, the gross profit earned on the prior program was higher. Consequently, as the revenue in 1995 will consist almost entirely of commissions earned under the current program, the direct cost percentage will increase until it at least approximates the commission rate paid to Affiliates, in addition to other direct costs of administering the program. However, certain indirect costs incurred by the Company in administering the prior program are no longer incurred in administering the current program, making the operating profit ratio earned on the two programs more comparable than the gross profit ratio.

Foreign Operations:

During the third quarter of 1994, the Company discontinued funding its UK subsidiary, HGC. The Company does not expect to incur any further expenses related to HGC during 1995 or thereafter. Throughout the first three quarters of 1994, the expenses incurred by HGC approximated $225,000 per quarter.

G&A Expense:

The amount of general and administrative expenses ("G&A") decreased from $3,208,000 in the second quarter of 1994 to $2,335,000 in the second quarter of 1995. The decrease is primarily due to declines in employee related expenses from the September, 1994 workforce reduction, and to the elimination of UK G&A expenses, which approximated $225,000 in the 1994 second quarter. As a percentage of related revenue, G&A decreased from 22.7% of revenue, excluding franchising fees earned, in the 1994 second quarter, to 20.8% in the comparable 1995 period. The proportional decline in G&A results from cost savings related to the September 1994 workforce reduction, and the elimination of UK expenses. Certain non-recurring G&A expenses incurred in the first six months of 1995, primarily increased legal fees for lawsuit preparation and settlements and expenses related to the activities of the Special Committee of the Board of Directors, have been offset by credits taken into income on the liquidation and final settlement of the outstanding liabilities of the UK subsidiary.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income increased from a net loss of $74,000 for the three months ended June 30, 1994 to a net gain of $334,000 in the current year equivalent period. This increase is primarily due to the stabilization and small declines in market interest rates, which has caused the fair value of the Company's investment portfolio, consisting mainly of debt instruments, to rebound from the previous lows experienced in 1994, when the bond market was particularly negatively impacted. Approximately $155,000 relates to realized holding gains on the Company's investment portfolio of trading securities, as compared to realized holding losses of $29,000 in the 1994 second quarter. Interest expense of approximately $74,000 relates primarily to the CNA obligation.

Income Taxes:

The Company's effective income tax rate on continuing operations for the three month period ended June 30, 1995 was 39%, decreasing from 41% in the comparable 1994 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid and before claims are made under home warranty contracts. Consequently, cash flow has historically been more than adequate to meet current obligations. Cash collected on warranty contracts in the first six months of 1995 was lower than amounts collected in the comparable 1994 period by approximately $1,500,000, as a result of the decline in home warranty contract sales.

In the first six months of 1995, net cash used in operating activities totaled $337,000, as compared to cash provided by operations of $706,000 in the first six months of 1994. This decline in cash provided by operations is primarily due to the decline in warranty production in the 1995 six month period, as compared to 1994 levels. Also impacting operating cash flows are various payments for claims payable, Affiliate and Member commissions and E&O premium remittances. In the first six months 1995, the Company used $701,000 in investing activities, as compared to $335,000 in the first six months of 1994, primarily due to increased trading activity in its investment portfolio. Net cash used in financing activities totaled $595,000 in the first six months of 1995, compared to cash provided by financing activities of $224,000 in the first six months of 1994, due to increasing debt repayments, primarily on the CNA obligation, and also to transfers of collateral amounts due under the CNA agreements to a pledged account. The CNA obligation is repaid through remittance of a portion of the Company's commissions earned on the E&O premium volume. Consequently, increases in premium volume will result in increases in debt repayments.

The Company provides for deferred income taxes on the excess of deferred warranty revenue over the related deferred acquisition cost, which gives rise to the deferred tax asset of approximately $6.5 million at June 30, 1995. As a result, the Company generally pays taxes on the revenue collected, not on the revenue recognized, and cash paid for income taxes generally approximates the current income tax provision in a given year. However, due to the losses incurred in 1993 and 1994, the Company has currently refundable income tax benefits approximating $1.3 million and alternative minimum tax credits of approximately $600,000. Consequently, the Company is not expected to be required to pay any Federal income taxes in the near future. The Company has filed for the refund of taxes paid in prior years, and expects to receive its refundable income taxes in the third quarter of 1995.

The agreements with CNA in connection with the transfer of POMG's net assets include several restrictive covenants on both dividends and borrowings, until the $5,000,000 obligation to CNA is satisfied. In addition to the assets transferred to CNA, the Company has guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the assets transferred. This guarantee is to be secured by $3,000,000 cash collateral to be posted by the Company of which approximately $1,750,000 was posted as of June 30, 1995. The remaining balance of $1,250,000 was posted in July 1995. The Company has agreed, if necessary, to pay an additional $2,000,000 out of future commissions related to the guarantee. Should this occur, the repayments on the $5,000,000 obligation will be delayed until the $2,000,000 is paid. The Company will not be required to reduce its collected commission by more than 50% under these agreements. The Company has not recorded a provision for this guarantee, based upon the advice of its special insurance counsel, that the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

The liquidation of the UK subsidiary was finalized in May 1995, with a lump sum payment of $150,000, which was used by the liquidator to satisfy all outstanding liabilities of the UK corporation.

In the 1995 second quarter, the Company reached a settlement with Independent Broker Services Corporation ("IBSC"), with respect to the lawsuit brought by IBSC in December 1994. Under the terms of the settlement agreement, the Company will return to IBSC over the remainder of 1995 a portion of the original franchise fees collected by the Company. As of June 30, 1995, $50,000 had been paid, in accordance with the terms of the settlement agreement. The settlement will not impact the Company's 1995 earnings, as an allowance for this amount was provided in the third quarter of 1994.

In December 1991, Acceleration National Insurance Companies ("Acceleration"), the insurer of the Company's E&O program through April 1991, brought suit against the Company and one of its subsidiaries, alleging, under alternative theories which include breach of contract, negligent misrepresentation and unjust enrichment, that the release of certain funds to the Company in connection with the E&O program, when combined with allegations relating to the Company's handling of E&O claims, resulted in the funds currently available to Acceleration being insufficient to satisfy the expected claims and expenses under the Acceleration program. Acceleration's total claim is currently in excess of $10 million. Under the Acceleration program, the Company had pledged assets to secure letters of credit ("LOC's") in favor of Acceleration. In October 1992, Acceleration called the LOC's and received cash proceeds from the liquidation of the collateral investments. The Company disputes all claims of Acceleration and has filed an answer and counterclaim. The Company's position is that the funds were released unconditionally with Acceleration's consent, and the Company is therefore under no obligation to return the funds. The Company also denies the balance of Acceleration's claims, and is seeking damages for claims mismanagement by Acceleration during the period Acceleration undertook that responsibility. This matter is anticipated to go to trial in September 1995. After taking into consideration the evaluation of outside legal counsel, management has determined, and legal counsel concurs, that the potential range of loss in connection with this matter is zero to $2.5 million, that no particular estimate within this range is more likely than another and that the likelihood of any verdict in excess of this range is remote. Consequently, no additional reserve has been provided for this matter.

Three of the Company's subsidiaries operate in 16 states that regulate the home warranty business. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of warranty contracts, generally one year. In the second quarter of 1995, the Company restructured the organization of its warranty company subsidiaries, in order to become more efficient with respect to servicing warranty contract holders, and more flexible in its cash investment alternatives. Subsequent to this restructuring, as of June 30, 1995, approximately $7.2 million of cash and investments are needed to maintain the regulated subsidiaries' required reserve and surplus levels. Of this amount, approximately $1,200,000 of investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Deferred home warranty contract revenue at June 30, 1995 exceeds the reserve requirements which would be applicable if such requirements were in effect in all states in which the Company operates. The Company is currently in compliance with all applicable surplus and reserve requirements.

The Company is in the design and development phase of upgrading its current technology, computer and processing environments, to increase operational efficiency, improve management information, and allow for future growth in the Company's business. Implementation of certain operational functions is anticipated to begin in the third quarter of 1995. This upgrade is currently expected to have an incremental cost of $1,000,000 in 1995, in excess of the day to day costs of maintaining, servicing and improving the existing technology. Management believes that sufficient funds will be available to cover the costs of the upgrade. If such funds are not available, a portion of this project may be deferred.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company incurs numerous lawsuits in the ordinary course of its home warranty contract business, typically concerning whether claims under such home warranty contracts are entitled to coverage. The Company does not believe any of these suits are material to the Company's operations or financial results.

During the second quarter of 1995, the Company reached a settlement of the lawsuit filed by Independent Broker Service Corporation ("IBSC") in the Superior Court of California. Under the terms of the settlement agreement, the Company will return to IBSC a portion of the payments made by IBSC to the Company under the since-terminated franchise and related agreements, pursuant to which IBSC had obtained franchise rights to the Company's California and Hawaii regions. The settlements agreement calls for full payment of the settlement amount by the end of 1995, and will have no impact on the Company's 1995 earnings, as an allowance for this amount was provided in the third quarter of 1994.

The Company also settled the litigation between it and Richard L. Abedon and Robert S. Catanzaro. The terms of the agreement will have no material impact on the Company's 1995 earnings. As part of the settlement agreement, Richard L. Abedon resigned from the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits and Index to Exhibits

                           11. Computation of Net Income per Common Share for the three and six month periods ended June 30, 1995 and 1994.

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HOMEOWNERS GROUP, INC.

August 8, 1995                              By:    /S/ C. GREGORY MORRIS
                                                  ----------------------
                                                     C. Gregory Morris
                                            Vice President, Treasurer and
                                            Chief Financial Officer