Form 10-Q/A
period 1995-06-30
HOMEOWNERS GROUP INC
filed 1995-08-31
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,                     DECEMBER 31,
                                                                                          1995                          1994
                                                                                       -----------                   ------------
                                                                                       (UNAUDITED)                    (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                                             $4,243,120                    $5,875,844

  Trading securities                                                                     9,139,077                     8,261,915

  Miscellaneous receivables                                                              1,049,235                     1,153,188
  Deferred home warranty acquisition costs                                               4,977,772                     5,677,322
  Refundable income taxes                                                                1,277,449                     1,816,149
  Current portion of deferred income taxes                                               4,173,743                     4,880,781
  Prepaid expenses and other current assets                                              1,208,577                     1,281,693
                                                                                       -----------                   -----------
  Total current assets                                                                  26,068,973                    28,946,892

  Restricted cash                                                                        1,907,851                     1,407,851
  Non-current securities available for sale                                              2,984,092                     4,078,966
  Property and equipment - net                                                           2,448,154                     2,009,165
  Other assets                                                                           1,217,382                     1,177,026
  Deferred and refundable income taxes - net of current portion                          2,382,847                     1,579,345
                                                                                       -----------                   -----------

        TOTAL                                                                          $37,009,299                   $39,199,245
                                                                                       ===========                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts and accrued expenses payable                                                 $9,643,484                   $10,296,813
  Current maturities of long term debt                                                   1,357,078                     1,065,487
  Deferred home warranty revenue                                                        13,868,602                    16,118,752
                                                                                       -----------                   -----------

  Total current liabilities                                                             24,869,164                    27,481,052

  Long term debt - net of current portion                                                2,936,697                     3,316,845

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