Form 10-Q
period 1995-09-30
HOMEOWNERS GROUP INC
filed 1995-11-14
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _______ to _______________

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

On November 3, 1995, there were 5,558,350 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,              DECEMBER 31,
                                                                                    1995                       1994
                                                                             --------------------        ------------------
                                                                                 (UNAUDITED)                 (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                                           $2,934,717                $5,875,844
  Trading securities                                                                   9,007,494                 8,261,915
  Miscellaneous receivables                                                            1,213,500                 1,153,188
  Deferred home warranty acquisition costs                                             5,544,833                 5,677,322
  Refundable income taxes                                                              1,277,449                 1,816,149
  Current portion of deferred income taxes                                             5,135,151                 4,880,781
  Prepaid expenses and other current assets                                              987,422                 1,281,693
                                                                             --------------------        ------------------

  Total current assets                                                                26,100,566                28,946,892

  Restricted cash                                                                      3,160,000                 1,407,851
  Non-current securities available for sale                                            3,680,793                 4,078,966
  Property and equipment - net                                                         2,870,101                 2,009,165
  Other assets                                                                         1,492,801                 1,177,026
  Deferred and refundable income taxes - net of current portion                        1,332,601                 1,579,345
                                                                             --------------------        ------------------

        TOTAL                                                                        $38,636,862               $39,199,245
                                                                             ====================        ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts and accrued expenses payable                                               $9,011,813               $10,296,813
  Current maturities of long term debt                                                 1,551,772                 1,065,487
  Deferred home warranty revenue                                                      16,059,691                16,118,752
                                                                             --------------------        ------------------

  Total current liabilities                                                           26,623,276                27,481,052

  Long term debt - net of current portion                                              2,671,010                 3,316,845

   Commitments and contingencies

    Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares
            authorized; 5,558,350 shares issued and outstanding
            at September 30, 1995 and December 31, 1994                                   55,584                    55,584
        Additional paid-in capital                                                     7,458,288                 7,458,288
        Retained earnings                                                              1,773,347                   902,289
        Unrealized holding gain (loss) on securities available for sale                   55,357                  (14,813)
                                                                             --------------------        ------------------

  Total stockholders' equity                                                           9,342,576                 8,401,348
                                                                             --------------------        ------------------

        TOTAL                                                                        $38,636,862               $39,199,245
                                                                             ====================        ==================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HOMEOWNERS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)



                                                         NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                      1995              1994               1995             1994
                                                 ----------------  ----------------    --------------  ----------------

OPERATING REVENUE                                    $33,593,030       $40,551,900       $11,540,238       $10,337,294

OPERATING COSTS AND EXPENSES:
Direct expenses                                       25,899,415        30,581,226         9,267,857        10,398,346
General and administrative expenses                    7,008,609         9,529,644         2,055,903         3,522,273
Unusual items                                                  -         1,787,355                 -         1,787,355
                                                 ----------------  ----------------    --------------  ----------------
Total                                                 32,908,024        41,898,225        11,323,760        15,707,974
                                                 ----------------  ----------------    --------------  ----------------

OPERATING INCOME (LOSS)                                  685,006       (1,346,325)           216,478       (5,370,680)

OTHER INCOME (EXPENSE):
Investment income - net                                1,041,872            43,966           148,520            87,809
Other income (expense) - net                           (291,820)          (93,230)         (119,921)          (90,617)
                                                 ----------------  ----------------    --------------  ----------------
Total                                                    750,052          (49,264)            28,599           (2,808)


INCOME (LOSS) BEFORE  INCOME TAXES                     1,435,058       (1,395,589)           245,077       (5,373,488)


(PROVISION) BENEFIT FOR INCOME TAXES                   (564,000)           417,004         (103,000)         2,036,339
                                                 ----------------  ----------------    --------------  ----------------

NET INCOME (LOSS)                                       $871,058        ($978,585)          $142,077      ($3,337,149)
                                                 ================  ================    ==============  ================


PER SHARE AMOUNTS:

         Net income (loss)                                 $0.16           ($0.18)             $0.03           ($0.60)
                                                 ================  ================    ==============  ================


Weighted average common shares outstanding             5,558,350         5,558,350         5,558,350         5,558,350

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HOMEOWNERS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               1995                     1994
                                                                         -----------------        ------------------
Cash flows from operating activities:
Net income (loss)                                                                $871,058                ($978,585)
Adjustments:
   Depreciation and amortization                                                  430,333                   606,527
   Allowance for loss on franchising fee revenue                                        -                 3,112,328
   Provision  (benefit) for deferred income taxes                               (589,000)                 1,439,000
   Foreign currency translation adjustment                                              -                    43,280
   (Gain) loss on sales of  investments                                         (445,989)                   428,620
   Unrealized holding loss on securities available for sale                        70,170                    30,593
   Other net changes in assets and liabilities:
      Increase in miscellaneous receivables                                      (60,312)                 (318,587)
      (Increase) Decrease in deferred home warranty acquisition costs             132,489                 (247,132)
      Decrease in refundable income taxes                                               -                   319,781
      (Increase) decrease in deferred income taxes                              1,120,074               (1,998,531)
      Increase  in prepaid expenses and other assets                             (50,012)               (2,322,574)
      Increase (decrease) in accounts and accrued expenses payable            (1,285,000)                 1,907,182
      Increase (decrease) in deferred home warranty revenue                      (59,061)                 1,114,016
      Payments on reserve for loss on reinsurance portfolio transfer                    -                 (727,915)
      Payments for purchases of trading securities                              (830,264)               (8,276,460)
      Proceeds from sales of trading securities                                 1,176,935                 6,004,760
                                                                         -----------------        ------------------
Net cash provided by operating activities                                         481,421                   136,303
                                                                         -----------------        ------------------
Cash flows from investing activities:
      Property and equipment expenditures                                     (1,262,761)                 (943,379)
      Purchases of securities classified as available for sale                (1,245,890)               (5,705,806)
      Proceeds from sale of investments classified as available for sale          997,802                 5,729,535
                                                                         -----------------        ------------------
Net cash used in investing activities                                         (1,510,849)                 (919,650)
                                                                         -----------------        ------------------

Cash flows from financing activities:
      Repayments of debt                                                        (507,375)                 (340,127)
      Amortization of discount on long term debt                                  207,825                   212,376
      Purchases of restricted cash                                            (1,752,149)                         -
      Borrowings under capital lease obligation                                   140,000                   425,884
                                                                         -----------------        ------------------
Net cash provided by (used in) financing activities                           (1,911,699)                   298,133
                                                                         -----------------        ------------------

Net decrease in cash and cash equivalents                                     (2,940,127)                 (485,214)

Cash and cash equivalents at beginning of period                                5,875,844                 7,530,452

Cash and cash equivalents at end of period                                     $2,934,717                $7,045,238
                                                                         =================        ==================

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest                                                                     $215,272                  $162,326
    Income taxes                                                                   30,814                   412,093

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HOMEOWNERS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               1995                     1994
                                                                         -----------------        ------------------
Cash flows from operating activities:
Net income (loss)                                                                $142,077              ($3,337,149)
Adjustments:
   Depreciation and amortization                                                  149,977                   224,034
   Allowance for loss on franchising fee revenue                                        -                 3,112,328
   Provision for deferred income taxes                                        (1,466,000)                 (631,000)
   Foreign currency translation adjustment                                              -                    54,336
   Loss on sale of investments                                                     55,089                   126,365
   Unrealized holding loss on securities available for sale                           329                     7,662
   Other net changes in assets and liabilities:
      Increase (decrease) in miscellaneous receivables                          (164,265)                 2,845,544
      Increase in deferred home warranty acquisition costs                      (567,061)                 (244,873)
      Decrease in refundable income taxes                                               -                   479,688
      Increase (decrease) in deferred income taxes                              1,554,838               (1,998,531)
      Increase  in prepaid expenses and other assets                             (59,324)               (1,700,930)
      Decrease in accounts and accrued expenses payable                         (634,938)                 (339,731)
      Increase in deferred home warranty revenue                                2,191,089                   915,849
      Payments on reserve for loss on reinsurance portfolio transfer                    -                  (12,500)
      Payments for purchases of trading securities                              (405,748)                  (70,511)
      Proceeds from sales of trading securities                                    30,684                         -
                                                                         -----------------        ------------------
Net cash provided by (used in) operating activities                               826,747                 (569,419)
                                                                         -----------------        ------------------
Cash flows from investing activities:
      Property and equipment expenditures                                       (566,867)                 (534,761)
      Purchases of securities classified as available for sale                  (274,323)               (2,151,287)
      Proceeds from sale of securities classified as available for sale            29,180                 2,101,344
                                                                         -----------------        ------------------
Net cash used in investing activities                                           (812,010)                 (584,704)
                                                                         -----------------        ------------------

Cash flows from financing activities:
      Repayments of debt                                                        (139,323)                 (205,728)
      Amortization of discount on long term debt                                   68,332                    64,733
      Purchases of restricted cash                                            (1,252,149)                         -
                                                                         -----------------        ------------------
      Borrowings under capital lease obligation                                         -                   215,346
                                                                         -----------------        ------------------
Net cash provided by (used in)  financing activities                          (1,323,140)                    74,351
                                                                         -----------------        ------------------

Net decrease in cash and cash equivalents                                     (1,308,403)               (1,079,772)

Cash and cash equivalents at beginning of period                                4,243,120                 8,125,010

Cash and cash equivalents at end of period                                     $2,934,717                $7,045,238
                                                                         =================        ==================

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest                                                                      $69,364                   $75,667
    Income taxes                                                                   14,478                   253,283

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (Unaudited)

1. GENERAL

The consolidated balance sheet as of September 30, 1995 and the consolidated statements of income and cash flows for the three and nine month periods ended September 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for the periods presented, have been made.

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

2. FRANCHISE OPERATIONS

Effective July 14, 1995, the Company terminated the Colorado franchise agreement, thus making Colorado a Company Owned Region. The Company also entered into agreements to manage the Kansas, Oklahoma, Missouri territory and the Arizona, New Mexico territory. Additionally, effective July 14, 1995, the Company purchased a nominal interest in the Arizona, New Mexico territory. The Company has combined administrative functions of (i) the Kansas, Oklahoma and Missouri regions with the Texas region and (ii) the Arizona, New Mexico regions with the California region, which the Company believes will generate savings in overhead expenses after the initial implementation costs.

3.  CONTINGENCIES

In December 1991, Acceleration National Insurance Company ("Acceleration"), the insurer of the Company's E&O program through April 1991, brought suit against the Company for damages related to the 1986-1991 E&O program. Willis Corroon, the Company's insurance broker at the time, and Meridian, the reinsurer of the program at the time, are also defendants in this suit. Meridian is a wholly-owned subsidiary of Willis Corroon. The complaint alleges breach of contract, unjust enrichment, negligent misrepresentation and mismanagement of claims operations. Currently, Acceleration's total claim is in excess of $10,000,000. Under the Acceleration program, the Company had two letters of credit (`LOC's') totaling $2,059,000 issued to Acceleration. Actuarial studies indicated that funds available and anticipated investment income on the Acceleration pool would not be sufficient to cover related claims and expenses. As a result, the Company, in December 1991, provided a reserve of $2,059,000 against its investments to cover their possible loss under the Acceleration agreement. This provision was included in unusual charges in the 1991 consolidated statement of income. In October 1992, Acceleration called the LOC's, based upon its contention that the program pool was depleted. The underlying investments were liquidated and the required proceeds surrendered to Acceleration. The transaction was charged against the reserve, thus eliminating it. The Company disputes all claims of Acceleration, including its obligation under the LOC's, and believes it is entitled to damages from Acceleration for mismanagement. The Company has filed both an answer and a counterclaim, seeking substantial damages, well in excess of those sought by Acceleration. The Company denies the balance of Acceleration's claims, and is seeking damages for claims mismanagement by Acceleration during the period in which Acceleration undertook that responsibility. Trial in this matter commenced November 6, 1994, and is anticipated to be concluded by December 31, 1995. After taking into consideration the evaluation of outside legal counsel, the Company has determined, and legal counsel concurs, that the potential loss in connection with this matter is zero to $2,500,000 and that no particular estimate within this range is more probable than another, and that the likelihood of any verdict in excess of this range is remote. Accordingly, no additional provision has been made in connection with this matter.

In connection with the transfer of the net assets of POMG Insurance Company, Ltd ("POMG") to Continental Casualty Company ("CNA"), the Company is obligated to pay CNA $5,000,000 (the "CNA Obligation") over a period estimated to be five years toward the ultimate settlement of the transferred losses and expenses. A separate fund, the `Holdback Fund,' has been established to accumulate the aforementioned $5,000,000 from the Company, additional funds to be contributed by Victor O. Schinnerer ("Schinnerer"), the program and underwriting manager, and CNA over the same period, and investment income earned on these funds, to pay claims and expenses related to the reinsured policies in excess of the net assets transferred from POMG. If the ultimate reinsured losses and related expense are less than the transferred net assets of POMG, combined with the assets in the Holdback Fund, CNA will distribute the remaining assets among the Company, Schinnerer and itself according to a predetermined formula. However, management believes that a refund is unlikely. In addition, the Company has guaranteed the validity of a $5,000,000 reinsurance treaty, one of the POMG assets transferred to CNA, by posting $3,000,000 in cash collateral. The reinsurance treaty was purchased by POMG from a third party reinsurance company, to protect it from losses in excess of a predetermined amount. The Company has agreed, if necessary, to pay the additional $2,000,000 related to the guarantee from future commissions if the reinsurer fails to honor its commitment for reasons other than its solvency. As of March 31, 1995, claims had exceeded the predetermined amount but the reinsurer has not yet honored the program administrator's request to remit the amounts due CNA under the reinsurance treaty, and has requested additional information from the program administrator. The Company has not recorded a provision for this guarantee, as management, based on the opinion of its special insurance counsel, has determined that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms and that various objections to coverage voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

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

The Committee retained the investment banking firm of Raymond James & Associates to assist it in evaluating the inquiries and alternatives available to the Company. The Committee has examined various options that may enhance stockholder value, including an alliance with a financial or strategic investor and/or a business combination with an entity complementary to existing operations. The Company is currently in exclusive negotiations with Warrantech Corporation, relating to the possible acquisition by Warrantech of all of the outstanding shares of the Company in exchange for shares of Warrantech's common stock. The formal terms and conditions of a transaction have not been fully resolved. There can be no assurance that an agreement will be reached.

Effective November 9, 1995, Mr. Dean Woodman retired from the Company's Board of Directors and tendered his resignation letter, due to personal commitments.

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

Membership provides access to home warranty contracts and the real estate brokers E&O insurance, in addition to access to the following programs: a membership-wide referral networking system (REFNET(Registered Trademark)), the HMS BuyerTrack(Registered Trademark) Follow-Up System, the HMS Consumer Reach Program, a monthly real estate publication (HMS NETWORKING(Registered Trademark) Magazine), the HMS Risk Management System(Registered Trademark), and certain advertising and public relations materials.

HOME WARRANTY CONTRACTS

The Company offers, through its Members, home warranty contracts for a fixed fee, paid at the time of closing of residential sale transactions participated in by HMS Members. The home warranty contract provides for the repair or replacement, at the Company's discretion, of major mechanical systems and certain appliances of a residence which malfunction as a result of normal wear and tear during the term of the contract. The Company currently offers a home warranty contract for sale in every state in which the Company operates, with the exception of Connecticut. The Company and the home warranty contract offered are subject to insurance type regulations in 17 of the states in which contracts are sold.

Funds received for the home warranty contracts are deferred upon receipt and recognized as revenue over the contract term (generally one year) in proportion to historical experience of home warranty repair costs incurred. The direct costs of acquiring the contracts, which are generally a fixed portion of the related revenue, are recorded in the same manner. Repair costs under home warranty contracts, which are expensed as mechanical break-downs are reported to and are authorized by the Company, represent the direct expense which typically varies most with respect to related revenue. A significant portion of repair costs generally relates to heating and air conditioning systems, water heaters and plumbing. The frequency and severity of such repair costs vary with changing weather patterns, and are impacted by the deductibles selected by the purchasers of the warranty contracts.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO SEPTEMBER 30, 1994

Home Warranty Operations:

Home warranty revenue, totaling $27,813,000 and representing 83% of total operating revenue for the nine months ended September 30, 1995, decreased 4.5% from the corresponding 1994 figure of $29,114,000, or

72% of total operating revenue. This revenue decrease is due primarily to the impact of warranty production decreases in the preceding eleven months, as compared to the comparable prior year period because of the Company's revenue recognition policy, under which warranty revenue is recognized over the contract terms, generally twelve months. Although the number of members selling the Company's home warranties has improved over 1994 levels during the first nine months of 1995, there have been fewer sales opportunities, due to the impact on housing sales of increasing interest rates, particularly in the first half of the year. Also, heavy rains and flooding significantly impacted the California real estate market in the early part of the year, resulting in further industry wide reported declines in transactions and in opportunities for warranty sales, as compared to 1994. The impact of this decrease in warranty contract sales will continue to affect warranty revenue in future quarters.

Renewal warranty contract sales, which approximated 14% of total warranty production in the first nine months of 1995, compared to 7% in the 1994, were 75% higher than in the first nine months of 1994, partially offsetting the decline in first year warranty contract sales. The increase in renewal contract sales is attributable to management's development of several new marketing strategies which have increased renewal success rates to approximately 25%. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, decreased to 80% in the first nine months of 1995 from 84% in the comparable 1994 period, primarily due to a 3.4% decrease in average claim severity, as a result of improved claims management and improved systems. This improvement was achieved despite the heat wave experienced across the nation, as a result of which July and August claims costs exceeded July and August 1994 levels, as a percentage of related revenue.

The warranty acquisition cost ratio for the first nine months of 1995 is slightly lower than the 1994 nine month period. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes, as the Company's acquisition costs vary in different locations. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management does not expect a significant change to occur in the near future.

Franchising Operations:

Effective July 14, 1995, the Company terminated the Colorado franchise agreement, thus making Colorado a Company Owned Region. The Company also entered into agreements to manage the Kansas, Oklahoma, Missouri territory and the Arizona, New Mexico territory. In connection with these agreements, the Company will earn a management fee, to defray the costs associated with performing the management services. Additionally, effective July 14, 1995, the Company purchased a nominal interest in the Arizona, New Mexico territory. The Company has combined administrative functions of (i) the Kansas, Oklahoma and Missouri regions with the Texas region and (ii) the Arizona, New Mexico regions with the California region, which the Company believes will generate savings in overhead expenses after the initial implementation costs. Additionally, for these regions, the Company has generally realized production increases over the prior year levels, which increases should continue as improved market presence is achieved.

Membership and Other Operations:

Membership related revenue for the first nine months of 1995 totaled $4,845,000, 48% lower than the $9,260,000 reported in the comparable prior year period. This decline is primarily the result of the changing mix of the Company's membership base. A large portion of the Company's membership no longer participates in the Company's E&O program, and is exempted from paying the associated marketing fees. As of September 30, 1995, approximately 41% of the Company's membership participated in the E&O program, as compared to 54% as of September 30, 1994. Despite this decline from the prior year period, the Company has seen positive impact from its Agent membership program. In addition, membership renewal experience has improved over the prior year levels, while new membership enrollments have increased by 62% over 1994 levels. Management believes that these trends relate to the resolution of the E&O transition issues encountered throughout 1994.

During the early and middle part of 1995, the Company introduced the Easy E&O application, to enroll new E&O members in the field, using a point of sale presentation. This point of sale opportunity, which was not previously available to the Company under the CNA program, allows the Company national field representatives to supply potential members meeting certain underwriting criteria with an E&O insurance quote at the point of original contact and presentation of the Company's full range of membership benefits. This application has increased new member enrollments in two ways, first by making it simpler to close a sale with a single sales call, and second by allowing the sales force to increase the number of initial sales calls, instead of making repeat calls to resent E&O quotes and to repeat sales presentations.

Direct expenses of the membership operations approximated 68% of related revenue for the first nine months of 1995 versus 62% of related revenue for the comparable prior year period. The increasing cost ratio is related primarily to increases in expenses incurred in the Corporate Owned Regions, and implementation costs incurred related to the management contracts negotiated with certain of the franchised territories regarding corporate management of the operations of these territories. .

E&O Brokerage Operations:

E&O brokerage revenue for the nine months ended September 30, 1995, totaled $935,000, a decrease of 57% from the comparable 1994 period revenue of $2,178,000. The 1995 revenue includes commissions earned on the current E&O program of nearly $915,000 and approximately $20,000 of E&O reimbursement earned on the run-off of the prior E&O program. The 1994 revenue included $1,444,000 in administrative reimbursement earned on the prior E&O program, combined with $695,000 of commission earned on the current program. The decrease in total E&O brokerage revenue results from the change in composition of the Company's membership base, as 41% of the Company's membership participated in the E&O program as of September 30, 1995, compared to 54% at September 30, 1994. The commission rate earned currently is the same as the reimbursement rate earned under the prior program. Under the currently program, the Company acts as an insurance broker, and is not exposed to any reinsurance risk.

Direct costs of the E&O brokerage operations increased from $367,000 or 17% of related revenue in the 1994 nine month period, to $446,000 or 48% or related revenue in the comparable 1995 period. Under the current E&O program, the Company generally pays a portion of the commission it receives on the E&O premiums collected to Affiliates generating the premium volume. There was no such arrangement under the previous E&O program, resulting in a higher gross profit under the prior program. Consequently, as the revenue in

1995 will consist almost entirely of commissions earned under the current program, the direct cost percentage will increase until it at least approximates the commission rate paid to Affiliates, in addition to other direct costs of administering the program. However, certain indirect costs incurred by the Company in administering the prior program are no longer incurred, resulting in a comparable operating profit ratio for the new program.

Foreign Operation:

During the third quarter of 1994, the Company discontinued funding its UK subsidiary, HGC. The Company does not expect to incur any further expenses related to HGC during 1995 or thereafter. The liquidation of the UK subsidiary was finalized in May 1995, with a lump sum payment of $150,000, which was used by the Liquidator to satisfy all outstanding debts of the UK corporation. The lump sum payment was negotiated to be less than the amount originally anticipated and accrued in the 1994 third quarter. Due to the prior year accrual, this payment did not impact the Company's results for 1995. Throughout the first three quarters of 1994, the expenses incurred by HGC approximated $225,000 per quarter.

G&A Expense:

General and administrative expenses ("G&A") decreased from $9,529,000 in the first nine months of 1994 to $7,009,000 in the comparable 1995 period. As a percentage of related revenue, G&A expenses decreased from 23.5% in the 1994 first nine months to 20.9% in the 1995 period. The decrease is primarily due to declines in employee related expenses from the workforce reduction, and to the elimination of UK G&A expenses, which approximated $777,000 in the 1994 nine month period. Certain non-recurring G&A expenses approximating $568,000 were incurred in the first nine months of 1995, consisting primarily of increased legal fees for lawsuit preparation and settlements and expenses related to the activities of the Special Committee of the Board of Directors. These expenses have been partially offset by credits taken into income on the liquidation and final settlement of the outstanding liabilities of the UK subsidiary.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently held by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income increased from $44,000 for the nine months ended September 30, 1994 to $1,042,000 in the comparable 1995 period. This increase is primarily due to the stabilization and small declines in market interest rates, causing the fair value of the Company's trading investment portfolio, consisting mainly of debt instruments, to rebound from the previous lows experienced in 1994. Approximately $340,000 of the current year investment earnings relates to realized holding gains on the Company's trading investment portfolio as of September 30, 1995, as compared to realized holding losses of $192,000 in the 1994 first nine months. Interest expense of approximately $218,000 relates primarily to the Company's obligation to CNA.

Income Taxes:

The Company's effective income tax rate for the nine month period ended September 30, 1995, was 39%, versus a benefit of 30% in the comparable 1994 period. The 1994 tax benefit resulted from the losses incurred on the workforce reduction and the elimination of the Company's UK subsidiary effective September 30, 1994. Management does not expect the effective income tax rate to change substantially during the remainder of 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO SEPTEMBER 30, 1994

Home Warranty Operations

Home warranty revenue, totaling $9,620,000 and representing 83% of total operating revenue for the three months ended September 30, 1995, was 7% lower than the corresponding 1994 figure of $10,326,000, or 76% of total operating revenue (excluding the impact of the allowance on franchising fee revenue, which totaled $3,250,000). This revenue decrease is due primarily to the impact of warranty production decreases in the preceding eleven months, as compared to the comparable prior year period because of the Company's revenue recognition policy, under which warranty revenue is recognized over the contract term, generally twelve months. Total warranty contract sales in the third quarter of 1995 were 3.3% higher than in the 1994 period, which relates primarily to the increase in renewal warranty contract sales. The Company did experience some improvement in first year contract sales as compared to the 1994 third quarter, which were only 3.2% below the prior year, indicating significant improvements from the early part of 1995.

Renewal warranty contract sales in the third quarter of 1995 were 74% higher than in the 1994 third quarter, which is attributable to management's development of several new marketing strategies, resulting in an increase in renewal success rates to approximately 25%. Renewal warranty contract sales for the third quarter approximated 14% of total contract sales. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, decreased to 82% in the 1995 third quarter, from 85% in the 1994 third quarter, primarily due to the impact of a small decline in frequency of reported claims in the 1995 period, combined with a smaller number of contracts in force. The number of contracts in force has a more direct impact on claims costs than on warranty revenue recognized, due to the revenue recognition method. Claims costs generally vary with weather patterns. As a result of the heat wave experienced across the nation in the summer months, July and August 1995 claims costs exceeded July and August 1994 levels, as a percentage of related revenue.

The third quarter 1995 warranty acquisition cost ratio was moderately lower than the 1994 third quarter ratio. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes, since the Company's acquisition costs vary in different locations. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management does not expect a significant change to occur in the near future.

Franchising Operations:

In the 1995 third quarter, the Company commenced management of certain of its franchised territories, under the terms of the agreements negotiated during the second quarter of 1995. Also, in the third quarter, the Company began operating the Colorado territory as a Corporate Owned Region. For additional discussion of franchising operations, refer to the NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO SEPTEMBER 30, 1994 "Franchising Operations."

Membership and Other Operations

Membership related revenue for the 1995 third quarter was $1,572,000, 38% lower than the $2,526,000 reported in the comparable prior year quarter (excluding the impact of the allowance on franchising fee revenue, which totaled $3,250,000), which is primarily the result of the changing mix of the membership base. A large portion of the Company's membership no longer participates in the Company's E&O program, and is exempted from paying the associated marketing fees. In spite of this decline, the Company has seen a positive impact from its Agent and Warranty Sales Only membership programs. Membership renewal experience continues to improve over the prior year levels, while new membership enrollments have increased by 55% over 1994 levels. Management believes that these trends result from the resolution of the E&O transition issues encountered throughout 1994.

Direct expenses of the membership operations approximated 71% of related revenue for the third quarter of 1995 versus 59% of related revenue for the comparable prior year period. The increasing cost ratio is related primarily to the impact of the decline in operating results of the COR's, which relates to expenses incurred in implementing the management agreements for certain of the franchised territories.

E&O Brokerage Operations:

E&O brokerage revenue for the three months ended September 30, 1995, totaled $348,000, a decrease of 53% from the 1994 third quarter revenue of $735,000. The 1995 revenue includes commissions earned on the current E&O program. The 1994 revenue includes $372,000 of administrative reimbursement earned on the prior E&O program, and $347,000 of commission earned on the current program. The decrease in total E&O brokerage revenue results from the change in composition of the Company's membership base, as only 41% of the Company's membership participates in the E&O program as of September 30, 1995, compared to 54% at September 30, 1994. The commission rate earned currently is the same as the reimbursement rate earned under the prior program. Under the current program, the Company acts as an insurance broker, and is not exposed to any reinsurance risk.

Direct costs of the E&O brokerage operations increased from $142,000 or 19% of related revenue in the 1994 three month period to $219,000 or 63% of related revenue in the comparable 1995 period. Under the current E&O program, the Company generally pays a portion of the commission it receives on the E&O premiums collected to the Affiliates generating the premium volume. There was no such arrangement under previous E&O programs. Thus, the gross profit earned on the prior program was higher. Consequently, as the revenue in 1995 will consist almost entirely of commissions earned under the current program, the direct cost percentage will increase until it at least approximates the commission rate paid to Affiliates, in addition to other direct costs of administering the program. However, certain indirect costs incurred by the Company in administering the prior program are no longer incurred in administering the current program, making the operating profit ratio earned on the two programs more comparable than the gross profit ratio.

Foreign Operations:

During the third quarter of 1994, the Company discontinued funding its UK subsidiary, HGC. The Company does not expect to incur any further expenses related to HGC.

G&A Expense:

General and administrative expenses ("G&A") decreased from $3,522,000 in the third quarter of 1994 to $2,056,000 in 1995. The decrease is primarily due to declines in employee related expenses from the September 1994 workforce reduction, and to the elimination of UK G&A expenses, which approximated $265,000 in the 1994 third quarter. As a percentage of related revenue, G&A decreased from 26% of revenue in the 1994 third quarter (excluding the impact of the allowance on franchising fee revenue), to 18% in the comparable 1995 period. Certain non-recurring G&A expenses incurred in the third quarter of 1995, consisting primarily of increased legal fees for lawsuit preparation and settlements and expenses related to the activities of the Special Committee of the Board of Directors, totaled $302,000 in the 1995 third quarter.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently held by the Company's regulated home warranty subsidiaries as well as from additional investments of funds generated through sales of warranty products. Net investment income increased from $88,000 for the three months ended September 30, 1994 to $148,000 in the 1995 period. This increase is primarily due to the stabilization and small declines in market interest rates, which has caused the fair value of the Company's trading investment portfolio, consisting mainly of debt instruments, to rebound from the previous lows experienced in 1994. Approximately $55,000 in realized holding losses on the Company's investment portfolio of trading securities was incurred in the 1995 third quarter, as compared to realized holding losses of $121,000 in the 1994 third quarter. The realized holding losses incurred in both periods were offset by interest and dividends earned on the trading securities and the Company's portfolio of securities available for sale. Interest expense of approximately $70,000 relates primarily to the CNA obligation.

Income Taxes:

The Company's effective income tax rate on continuing operations for the three month period ended September 30 1995 is 39%, versus a benefit of 38% in the comparable 1994 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. Consequently, cash flow has historically been more than adequate to meet current obligations. Cash collected on warranty contracts in the first nine months 1995 was lower than amounts collected in the comparable 1994 period by approximately $2,576,000, as a result of the decline in home warranty contract sales.

In the first nine months of 1995, net cash provided by operating activities totaled $482,000, as compared to $136,000 in the first nine months of 1994. This increase in cash is primarily due to improved earnings and increased investment income in the 1995 period as compared to 1994 experience. Also impacting operating cash flows are various payments for claims payable, Affiliate and Member commissions and E&O premium remittances. In the first nine months of 1995, the Company used $1,511,000 in investing activities, as compared to $920,000 in the 1994 period, related to decreased trading activity in its investment portfolio, combined with additional investments of available cash into its trading securities portfolio and additional investments in the design and development of the Company's computer processing environment. Net cash provided by financing activities decreased from $298,000 in the 1994 nine month period to usage of $1,911,000 in the comparable 1995 period, due to increasing debt repayments, primarily on the CNA obligation and also to the July 1995 deposit of $1,752,000 to a restricted cash account to meet collateral requirements under the terms of the CNA agreements. The CNA obligation is repaid through remittance of a portion of the Company's commissions earned on the E&O premium volume. Consequently, increases in premium volume will result in increases in debt repayments.

The Company provides for deferred income taxes on the excess of deferred warranty revenue over the related deferred acquisition cost, which gives rise to the deferred tax asset of approximately $6.5 million at September 30, 1995. As a result, the Company generally pays taxes on the revenue collected, not on the revenue recognized, and cash paid for income taxes generally approximates the current income tax provision in a given year. However, due to the losses incurred in 1993 and 1994, the Company has currently refundable income tax benefits approximating $1.3 million and alternative minimum tax credits of approximately $600,000. Consequently, the Company is not expected to be required to pay any Federal income taxes in the near future. The Company has filed for further refunds of taxes paid in prior years, and expects to receive its refundable income taxes in the fourth quarter of 1995.

Under the terms of its agreements with CNA, the Company is required to generate a minimum annual premium volume. The Company will not meet this quota in 1995, due to the change in composition of its membership base, which now includes fewer participants in its E&O program. The Company and CNA have negotiated an amendment to this agreement for calendar year 1995, so that the minimum standard has been reduced. The Company will be required to remit to CNA 5% of any shortfall in actual premium volume from the minimum standard. At this time, the Company believes that it will not meet this new minimum standard, however, the lump sum remittance on the shortfall is not anticipated to be material.

The agreements with CNA in connection with the transfer of POMG's net assets include several restrictive covenants on both dividends and borrowings, until the $5,000,000 obligation to CNA is satisfied. In connection with the transfer of POMG net assets to CNA, the Company has guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the assets transferred. This guarantee is secured by $3,000,000 cash collateral which has been posted by the Company. The Company has agreed, if necessary, to pay an additional $2,000,000 related to the guarantee out of future commissions, if the reinsurer fails to honor its commitment for reasons other than its solvency. Should this occur, the repayments on the $5,000,000 obligation will be delayed until the $2,000,000 is paid. The Company will not be required to reduce its collected commission by more than 50% under these agreements. The Company has not recorded a provision for this guarantee, as management, based upon the advice of its special insurance counsel has determined that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

The liquidation of the UK subsidiary was finalized in May 1995, with a lump sum payment of $150,000, which was used by the liquidator to satisfy all outstanding debts of the UK corporation.

In the 1995 second quarter, the Company reached a settlement with Independent Broker Services Corporation ("IBSC"), with respect to the lawsuit brought by IBSC in December 1994. Under the terms of the settlement agreement, the Company has agreed to return to IBSC, over the remainder of 1995, a portion of the original franchise fees collected by the Company. As of September 30, 1995, $95,000 had been paid, in accordance with the terms of the settlement agreement, with a balance of approximately $255,000 due over the course of the fourth quarter. The settlement will not impact the Company's 1995 earnings, as an allowance for this amount was provided in the 1994 third quarter.

In December 1991, Acceleration National Insurance Companies ("Acceleration"), the insurer of the Company's E&O program through April 1991, brought suit against the Company and one of its subsidiaries, alleging, under alternative theories which include breach of contract, negligent misrepresentation and unjust enrichment, that the release of certain funds to the Company in connection with the E&O program, when combined with allegations relating to the Company's handling of E&O claims, resulted in the funds currently available to Acceleration being insufficient to satisfy the expected claims and expenses under the Acceleration program. Acceleration's total claim is currently in excess of $10 million. Under the Acceleration program, the Company had pledged assets to secure letters of credit ("LOC's") in favor of Acceleration. In October 1992, Acceleration called the LOC's and received cash proceeds from the liquidation of the collateral investments. The Company disputes all claims of Acceleration and has filed an answer and counterclaim, seeking substantial damages, well in excess of those sought by Acceleration. The Company's position is that the funds were released unconditionally with Acceleration's consent, and the Company is therefore under no obligation to return the funds. The Company also denies the balance of Acceleration's claims, and is seeking damages for claims mismanagement by Acceleration during the period Acceleration undertook that responsibility. This matter went to trial on November 6, 1995, and is anticipated to conclude by December 31, 1995. After taking into consideration the evaluation of outside legal counsel, management has determined, and legal counsel concurs, that the potential range of loss in connection with this matter is zero to $2.5 million, that no particular estimate within this range is more likely than another and that the likelihood of any verdict in excess of this range is remote. Consequently, no additional provision has been established in relation to this matter.

Three of the Company's subsidiaries operate in 17 states that regulate the home warranty business. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of warranty contracts (generally one year). In the second quarter of 1995, the Company restructured the organization of its warranty company subsidiaries, in order to become more efficient with respect to servicing warranty contract holders, and more flexible in its cash investment alternatives. Subsequent to this restructuring, as of September 30, 1995, approximately $8.8 million of cash and investments are needed to maintain the regulated subsidiaries' required reserve and surplus levels. Of this amount, approximately $1,200,000 of investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Deferred home warranty contract revenue at September 30, 1995 exceeds the reserve requirements which would be applicable if such requirements were in effect in all states in which the Company operates. The Company is currently in compliance with all applicable surplus and reserve requirements.

The Company is in the design and development phase of upgrading its current technology computer and processing environments, to increase operational efficiency, improve management information, and allow for future growth in the Company's business. Implementation of certain operational functions is anticipated to begin in the fourth quarter of 1995. This upgrade is currently expected to have an incremental cost of $1,000,000 in 1995, in excess of the day to day costs of maintaining, servicing and improving the existing technology. Through September 30, 1995, incremental costs of approximately $700,000 had been capitalized in connection with this project. Management believes that sufficient funds will be available to cover the costs of the upgrade. If such funds are not available, a portion of this project may be deferred.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits and Index to Exhibits

                           11. Computation of Net Income per Common Share for the three and nine month periods ended September 30, 1995 and 1994.

                  (b)      Reports on Form 8-K

                           None.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HOMEOWNERS GROUP, INC.

November 13, 1995            By:    /S/ C. GREGORY MORRIS
                                    ----------------------
                             C. Gregory Morris
                             Vice President, Treasurer and
                             Chief Financial Officer