Form 10-K405
period 1995-12-31
HOMEOWNERS GROUP INC
filed 1996-04-01
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                                   (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _______ to __________________

                         Commission File Number 0-17338

                             HOMEOWNERS GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               65-0033743
State or other jurisdiction of                                 (IRS Employer
incorporation or organization                                Identification No.)

        400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA           33325
            (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (954) 845-9100

           Securities registered pursuant to Section 12(b) of the Act:
                              Name of each exchange
                     Title of Each Class on which registered

                NONE                               NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing market price of the registrant's common stock as of March 27, 1996 of $1.38, the aggregate market value of the voting stock held by non-affiliates of the registrant is $6,326,818.

Number of shares of common stock outstanding as of March 27, 1996, is 5,558,350.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference as Part III of this Annual Report.

                                      PART I

      ITEM 1.  BUSINESS

      RECENT DEVELOPMENTS

      During 1995, the Company received several inquiries from unaffiliated third parties relating to various proposed transactions with the Company. Consequently, the Company formed a Special Committee of the Board of Directors to evaluate the alternatives available to the Company. The Committee examined various options to enhance stockholder value, including an alliance with a financial or strategic investor and/or a business combination with an entity complementary to existing operations.

      In September 1995, the Company announced that it had entered into exclusive negotiations with Warrentech Corporation, relating to the possible acquisition by Warrentech of the outstanding shares of the Company in exchange for shares of Warrentech common stock. The exclusivity period expired in January 1996, and these negotiations were terminated. The Special Committee is continuing to examine alternatives to enhance stockholder value. There can be no assurance that any of the same will result in definitive agreements; or any assurance as to form or timing of such a transaction , if it should occur.

      On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. HMS has filed an appeal of the judgment. Post judgment proceedings have been initiated in Florida and elsewhere, including discovery in aid of execution. Although such actions were initially stayed in Florida, on March 13, 1996, the Circuit Court for Broward County, Florida, dismissed an action by HMS which contested the domestication of the judgment in Florida, and no stay is presently in effect. In the event the judgment creditor proceeds to execute on its judgment, such actions would have a material adverse effect on the business of HMS, and could have a material adverse effect on the liquidity of the Company.

      COMPANY HISTORY

      Homeowners Group, Inc. ("HOMG" or the "Company") was incorporated in 1988 in Delaware to act as the holding company for HMS and its subsidiaries, which became subsidiaries of HOMG in the same year. The Company has provided products and services to real estate brokerage firms since 1980.

      DESCRIPTION OF BUSINESS

      The Company has developed a national network of real estate brokers ("Members"), enrolled by the Company's franchisees ("Affiliates") and the field sales force employed in the Corporate Owned Regions ("COR"). The Company believes that it is a leading supplier of products and services to real estate brokerage firms which market primarily residential properties. The Company offers various types of memberships including a "full membership," under which participating brokers have access to all of the Company's products and services, and a "limited membership," under which participating brokers and agents have access to certain of the Company's products and services. The Company operates in the District of Columbia and in all states except Alaska.

      Members generally pay an initial membership fee and annual renewal fees, in order to retain the rights of membership. Full members participate in the Company's Errors & Omissions insurance ("E&O") program and pay marketing or placement fees to the Company for access to the program. Members also have the right to use products and services provided by other vendors with which the Company has made preferred arrangements. See "Membership" for specific information regarding the 1995 membership programs.

      Membership provides access to home warranty contracts and the real estate brokers E&O insurance, in addition to access to the following programs: a membership-wide referral networking system (REFNET(R)), the HMS BuyerTrack(R) Follow-up System, the HMS Consumer Reach Program, a monthly real estate publication (HMS NETWORKING(R) magazine), the HMS Risk Management System(R), HMS Photocard and certain advertising and public relations materials. Historically, through 1995, the Company has derived at least 88% of its annual revenues from the sale of home warranty contracts by Members and from membership related fees.

      The Company has granted the Affiliates the exclusive right, within defined geographical territories, to enroll Members and train them in the utilization and sale of the Company's products and services. The Company directly enrolls Members in California, Florida (except northwest Florida, which territory has been granted to an Affiliate) and Hawaii, and is a 45% partner in a partnership which directly enrolls Members in Texas. During 1995, under various arrangements, the Company also began operating in the previously franchised territories of Colorado, Indiana, Iowa, North Dakota, South Dakota and Nebraska. Collectively, these territories are known as Corporate Owned Regions. In 1994, the Company also directly enrolled Members in Maine, Massachusetts, New Hampshire, and Vermont. In May 1995, the Company franchised this New England territory. In 1995 the Company also entered into agreements to manage, for a fee, the Kansas, Oklahoma, Missouri territory and the Arizona, New Mexico territory. Additionally, effective July 14, 1995, the Company purchased a nominal interest in the Arizona, New Mexico territory. The Company has combined administrative functions of the Kansas, Oklahoma and Missouri region with the Texas region and the Arizona, New Mexico region with the California region, which the Company believes will generate regional savings in overhead expenses after the initial implementation costs.

      Franchise realty organizations, such as CENTURY 21(R), ReMax(R) and others, provide to their franchisees certain products and services, some of which are similar to those offered by the Company. However, access to such products and services generally requires an initial financial commitment by the real estate brokerage firm, payment of a predetermined percentage of revenues to the franchisor and mandatory utilization of some of the franchisor's products and services. Under the Company's program, Members pay for the Company's products and services which they elect to use, once the initial membership fee and/or annual renewal fee has been paid. The Company's membership agreement does not prohibit membership in any real estate related franchise or service, and many HMS Members are also members of franchise realty organizations.

      DISTRIBUTION OF PRODUCTS AND SERVICES

      FRANCHISEES

      Homeowners Marketing Services International, Inc. ("HMSI"), a wholly-owned subsidiary of the Company, has entered into franchise agreements with Affiliates encompassing the District of Columbia and 39 states in which HMS does not directly enroll Members. The Affiliates are granted exclusive five-year licenses within defined territories to enroll, as Members, real estate brokerage firms and agents which market primarily residential properties and to market all products offered through the real estate brokerage community by the Company.

      Affiliates pay an initial fee for the grant of such license, which is based upon the potential market for Member enrollment and product sales in the defined territory. The franchise agreements are renewable by the Affiliates with no additional franchise fee. Affiliates are paid a predetermined commission from all membership fees and from sales of E&O insurance programs, home warranty contracts, HMS BuyerTrack(R) programs, Consumer Reach programs and other products sold within their territories.

      The Affiliates are required to meet certain percentage quotas with respect to enrollment of Members and sales of home warranty contracts in connection with residential real estate closings transacted by Members within their territories. In the event of continuing failure to achieve the prescribed percentage quotas after notice, the Company may, at its discretion, terminate the franchise agreement. The Affiliates are responsible for obtaining all necessary licenses in connection with the conduct of their businesses within their territories. The primary duties of the Affiliates are to enroll Members and train them in the proper utilization and sale of the Company's products and services. Marketing, sales and promotional expenses associated with these activities are borne by the Affiliates.

      In order to strengthen the franchise system, the Company is negotiating more stringent standards in its franchise agreements as they are up for renewal. In 1995, ten franchise agreements were up for renewal. Three were not renewed, and contract negotiations with the remaining seven are in process. As a result of the non-renewed contracts, the Company is now operating the Colorado, Indiana, Iowa, Nebraska, North Dakota and South Dakota territories. In May, 1995, the Company franchised the New England territory, consisting of the states of Maine, Massachusetts, New Hampshire and Vermont. In February 1996, the Company terminated the Pennsylvania franchise agreement for defaults under the agreement and began operating this territory as a COR. The franchisee has filed a suit alleging breach of contract, fraud and misrepresentation, and is seeking damages in the amount of $50,000, trebled, reimbursements of costs and attorneys fees, and an injunction to prevent the Company from terminating the franchise agreement. The Company believes this suit is without merit, and has filed a motion to transfer the case to Florida and a motion to dismiss the case.

      MEMBERSHIP

      The Company relies upon its Affiliates and COR sales force to continually recruit new Members. To join the membership network, Members pay an initial membership fee and each year thereafter, the Member must remit an annual renewal fee in order to maintain membership. Members are entitled to utilize the Company's products and services during the term of their membership. Members are not, however, obligated to use all or any portion of the products and services offered. Full Members pay a marketing fee or placement fee for each real estate closing in which the member participates for access to the E&O program. Since December 1993, the Company has offered its new and renewal members an annually funded program for all fees. Annual marketing/placement fees are determined based on the Member's anticipated annual transaction volume. Members who select annual funding pay either one lump sum upon enrollment/renewal, or three installments over 180 days. At the end of 1995, nearly 57% of the Company's full Members were enrolled in annual/installment E&O programs, as opposed to a transactional payment program.

      When a home warranty contract is sold in connection with a real estate closing in which a Member participates, the Member receives reimbursement (except in California, Arizona and Iowa, where it is prohibited by law), in a predetermined amount, from the proceeds of the sale of such contract in order to cover its administrative, inspection and processing costs.

      Attrition has historically been attributable to termination by the Company for non-payment of fees, the merger/closing of real estate brokerage offices and to competitive pressures within the E&O market. As of December 31, 1995, 14,025 real estate brokerage firms operating 15,240 offices were included as Members, including 3,736 firms operating 4,313 offices which enrolled during 1995. The current E&O program with Continental Casualty Company ("CNA"), pursuant to which the Company markets policies through Victor O. Schinnerer ("Schinnerer"), CNA's exclusive underwriting manager, has produced a marked increase in attrition and a shift from participation in full membership to limited membership. Approximately 40% of the Members at December 31, 1994 did not renew or were terminated by the Company during 1995. Through 1995, full members declined from 7,622 to 5,773, while "limited" members increased from 8,575 to 9,467. These trends are due to the fact that all of the Company's previous E&O programs had a program approach to underwriting (i.e. large groups of Members received identical premium rates and were subject to less stringent underwriting criteria), whereas the CNA/Schinnerer program carries an individual approach to underwriting. Also, the market is extremely price sensitive and the price competition has had a significant negative impact on the Company's renewal rates. The Company believes that some of its competition reduced prices to gain market share, a practice in which CNA/Schinnerer does not engage.

      In response to the decline in membership resulting from the transition to the new E&O carrier, the Company has more aggressively marketed its "limited membership" plans, which had been available, but did not previously comprise a large portion of its total membership. Also, during 1995 and 1994, the Company allowed certain brokers continued eligibility beyond their expiration date, as limited members, to use all of the Company's products and services, with the exception of the E&O program, with no additional membership fee. As of December 31, 1995, there were approximately 3,800 such Members. However, this number fluctuates, depending upon product usage by these limited Members. At December 31, 1995, approximately 62% of the Company's membership was comprised of limited and new Agent or Mortgage Broker members discussed below, as opposed to only 53% at December 31, 1994. Based upon Member enrollments as of December 31, 1995, Member offices constitute approximately 10% of all National Association of REALTORS(R) ("NAR") member offices.

      In 1995, the Company introduced its Warranty Sales Only membership program, under which a broker's office can obtain access to sell the Company's warranty product, but not its other products and services. Since this program's inception in September 1995, 1,000 Warranty Sales Only members have enrolled in the Company's new membership program.

      PRODUCTS AND SERVICES

      HOME WARRANTY CONTRACT

      The Company offers, through its Members, home warranty contracts for a fixed fee paid at the time of closing of residential sale transactions participated in by HMS Members. The home warranty contract provides for the repair or replacement, at the Company's discretion, of the major mechanical systems and certain of the appliances of a residence which malfunction as a result of normal wear and tear during the term of the contract. The Company currently offers a home warranty contract for sale in every state in which the Company operates, with the exception of Connecticut.

      The home warranty contract is marketed by Members to sellers and buyers of residences. If the home warranty contract is purchased by the seller of a residence, coverage is provided for the seller at no charge (except in California and Nevada where there is a pro-rata charge) during the period between the listing of the residence for sale and the closing. During this listing period, the home warranty contract generally does not cover the air conditioning and heating components of the residence. If the residence is not sold within 180 days of the commencement of coverage, the contract terminates, unless closing is scheduled within the next 60 days. Payment is generally made at closing, either from the proceeds of the sale if the warranty was placed with the seller, or from the buyer's closing costs if the warranty was placed with the buyer. The home warranty contract continues for a period of one year from closing for the benefit of the buyer of the residence.

      The home warranty contract is frequently purchased by the home seller, enabling him/her to offer to a prospective buyer a residence with all of the major systems and appliances covered for a period of one year from the date of closing. The Company believes that the home warranty contract makes a home more attractive to prospective buyers and causes a home to be sold more rapidly by providing protection from unforeseen and expensive repairs at low cost. The Company also believes that a home warranty helps the Real Estate Broker by lowering risk from errors and omissions lawsuits. Recently, the Company has noted that the sales mix is shifting more towards buyers than sellers, indicating a greater awareness by the ultimate user of the value of this product. The Company offers one year renewals to selected existing home warranty contract holders. The Company also offers a four-year home warranty contract for purchasers of newly constructed homes. Renewed one year contracts, including second, third and beyond year renewals, and four-year "new" home warranty contracts account for 13% and 0.2%, respectively, of total home warranty contracts in force as of December 31, 1995.

      Generally, while the coverage and other terms differ to a degree between states, under the terms of a home warranty contract, the Company agrees to repair or replace, at the Company's discretion, for claims made during the term of the contract, substantially all working component parts of a residence's built-in appliances, refrigerator, washer, dryer, and central heating, air conditioning, plumbing, hot water heater and electrical systems. Optional coverage is provided at an additional charge for swimming pools, spas, whirlpools and well pumps. Certain component parts are not covered under the home warranty contract, and in every instance, pre-existing defects and repairs or replacements occasioned as a result of other than mechanical failure from normal wear and tear are not covered. Consequential damages resulting from the failure of any component part of the system or appliance, such as water damage from leaking pipes, are also outside the scope of the home warranty contract. The Company has the flexibility of offering several products with varying coverages within each state. The Company also offers a lower priced warranty product which covers primarily home appliances and electrical systems, but excludes heating, ventilation, plumbing and air conditioning systems. Generally the home warranty contract does not provide for any monetary limit on the Company's obligations. The average selling price of a warranty was $352 in 1995, and $348 and $347 in 1994 and 1993, respectively. The average claim paid in 1995 by the Company under its home warranty contracts was $213, compared to $218 in 1994 and $222 in 1993. A claim occurred on approximately 68% of all warranties in force in 1995, compared to 67% in 1994 and 68% in 1993. Although the Company will issue a home warranty contract regardless of the age and size of the residence, in certain states there are surcharges based upon these factors. The home warranty contract generally provides for a deductible to be paid by the holder of the contract on each service call. As the contract terms are generally for a one year period, claims are incurred and reported to the Company within a short period of time.

      Repair services under the home warranty contract are performed by independent contractors located in the areas in which the contract is in force. The Company has service arrangements with approximately 17,000 independent service contractors, nationally. Approximately 90% of the Company's claims cost is paid to 1,900 of these contractors. When a problem occurs, the homeowner makes a toll-free telephone call to the Company's central processing center in Sunrise, Florida. A customer service employee verifies that the home warranty contract is in force and that the contract provides coverage of the reported problem. Utilizing an automated search procedure, which attempts to locate the closest vendor with highest approval rating, the employee advises the homeowner of the service contractors phone number to arrange for a service call. If the service contractor determines upon review that the repair will cost less than the homeowner's deductible, the homeowner may elect to proceed with the repair and pay the contractor, with no reimbursement from the Company. If the repair is expected to exceed the deductible, the service contractor is required to call the Company for authorization of the repair. The Company's staff of authorization employees has practical, and sometimes specialized, professional repair experience.

      In 1995, the Company continued its focus (started at the end of 1994) on expanding its renewal warranty contract sales, which increased by 70% over 1994 levels. The increase in renewal contract sales has been achieved by several new marketing and collection techniques which have increased renewal rates to an approximate 25% success rate versus an approximate 5% rate in 1994.

      Seventeen of the states in which the Company operates have enacted a variety of legislation addressing home warranty contracts. Generally, regulation of home warranty contracts requires the Company to reserve a portion of its liquid and invested assets and/or place deposits with regulatory agencies. As of December 31, 1995, approximately $9,900,000 of cash and investments were needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Increases in warranty production, as seen thus far in the first quarter of 1996, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $14,000,000 as of December 31, 1995. See "Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources" for reserve and surplus policies in regulated states. The Company is currently in compliance with all statutory deposit, reserve and surplus requirements.

      Although the Company is not aware of any pending legislation which would negatively affect the sale of home warranty contracts, it is impossible to predict legislation or regulations that may be adopted in the future and which could affect the Company's home warranty contract business.

      ERRORS AND OMISSIONS INSURANCE

      Insurance Policies:

      Members have access to real estate E&O insurance as a benefit of membership. Historically, an attractive feature of the Company's E&O program to Members has been that the premium could be paid monthly for each closing participated in, with a one transaction per month minimum premium. Beginning December 1, 1993, in conjunction with the Continental Casualty Company ("CNA") program, the Company added an annually funded premium, which may be paid in either one lump sum or in three installments over 180 days. This insurance generally provides limits of between $100,000 and $1,000,000 per loss and from $100,000 to $1,000,000 aggregate per policy year. The policies generally provide coverage for unintentional wrongful acts which occur during the term of the policy and are reported up to 60 days after expiration of the policy and all claims after expiration for which notice of wrongful act is given prior to expiration. The policy provides for a deductible per loss and covers the real estate brokerage firm and all officers, partners, stockholders, employees, salespersons and sales associates or independent contractor brokers of the brokerage firm. At December 31, 1995 approximately 38% of the Company's members had active insurance policies.

      In order to obtain E&O coverage, a potential full Member submits an application for coverage to the insurer through an Affiliate field staff representative. The insurer, through its underwriting manager, determines whether to insure the applying Member and at what rate. All insurance premiums are collected by the Company along with membership and marketing/placement fees, and then the premium, net of the Company's commission, is periodically remitted by the Company to the insurer. In 1995, the E&O program generated total premiums of approximately, $12,000,000, essentially all of which related to the CNA program.

      The Company and CNA/Schinnerer entered into agreements outlining the responsibilities for the marketing, underwriting and administration of this insurance program. The agreement requires the Company and its Affiliates to market exclusively, on a right of first refusal basis, through December 31, 1999, CNA's real estate errors and omissions insurance products. If a potential insured is declined and not quoted, the Company offers a secondary E&O product. Premiums written through secondary carriers approximated 2% of total premium in 1995 and 5% in 1994.

      Program:

      From 1986 through April 1991, the insurer of the Company's E&O program was Acceleration National Insurance Company ("Acceleration"), and from May 1991 through November 30, 1993, the insurer was a member company of American International Group, Inc. ("AIG"). Under these two prior programs, through November 30, 1992, Meridian Insurance Company, Ltd. ("Meridian"), a 100% owned subsidiary of the Company's former insurance broker, was the reinsurer.

      In November 1990, Acceleration notified the Company of its intention to cancel the E&O program effective February 1, 1991. In exchange for a three month extension on the E&O program cancellation date to April 30, 1991, the Company agreed to cease obtaining investment income distributions from Meridian, which it was entitled to under the terms of its agreements, to allow investment income to accrue to the program pool and to increase the amount of the letters of credit ("LOC's") provided to Meridian. The LOC's, which totaled $2,059,274, were secured by U. S. Government securities of $2,300,000. As a result of actuarial studies performed, in December 1991 the Company provided a reserve of $2,059,274 against its investments to cover the possible loss under the Acceleration agreement. This provision was included in unusual charges in the Company's 1991 consolidated statement of income. In October 1992, Acceleration called the LOC, contending that the program pool was depleted. Under the terms of the LOC, the Company was required to liquidate the underlying investments and remit the proceeds to Acceleration. In December 1991, Acceleration filed suit against the Company relating to the 1986 - 1991 E & O program. The case went to trial in November 1995, and on December 13, 1995 a jury rendered a verdict against HMS, in favor of Acceleration in the amount of $5,156,022. HMS has filed an appeal of the judgment. Post judgment proceedings have been initiated in Florida and elsewhere, including discovery in aid of execution. Although such actions were initially stayed in Florida, on March 13, 1996, the Circuit Court for Broward County, Florida, dismissed an action by HMS which contested the domestication of the judgment in Florida, and no stay is presently in effect.

      In December 1992, the Company formed a reinsurance subsidiary, POMG Insurance Company, Ltd. ("POMG"), which acquired certain net assets from Meridian and replaced Meridian as the reinsurer of all E&O policies written beginning May 1, 1991. There was no monetary consideration given and no loss recorded on the transaction. Under the Acceleration and AIG programs, the Company bore reinsurance risk either directly through its reinsurance subsidiary (POMG) or through the LOC's that it was required to post with Meridian as collateral to be drawn upon in the event that the assets in the reinsurance pool, together with investment income earned thereon, were insufficient to cover the claims and related expenses incurred. The amounts of the LOC's required to be posted by the Company under the AIG program were subject to change at the discretion of the insurer, based on contract volume and underwriting risk. The LOC amount under the Acceleration program was fixed.

      In the second and third quarters of 1993, the E&O program experienced significant losses. Effective December 1, 1993, CNA replaced POMG as the reinsurer and AIG as the insurer of the E&O policies issued through November 30, 1993 by AIG. This transaction took place through a novation of previous reinsurance agreements in effect. The Company now markets CNA policies to its membership network through Schinnerer, CNA's exclusive realtors E&O program and underwriting manager. Pursuant to the agreement with CNA, the Company discontinued POMG's operations, and none of its subsidiaries participate in any reinsurance risk under the CNA program. The Company, through its HOMS Insurance Agency, Inc. ("HOMS"), subsidiary acts solely in the capacity of an insurance broker. Under the terms of the agreement, the Company receives a fixed percentage of the E&O premiums collected as a commission. The Company pays a portion of these commissions to the Affiliates and Company Owned Regions generating the premium volume. The Company has recorded certain liabilities and is subject to certain contingencies in connection with the agreements with CNA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      In connection with the CNA program, the Company is obligated to pay CNA $5 million over a period estimated to be five years. The Company makes payments against this obligation through reductions in the commission it earns on the premiums generated under the program. Accordingly, the Company has agreed to meet certain premium volume quotas, on an annualized basis, with scheduled minimum repayments. Additionally, there is a specified minimum premium volume which must be attained. If E&O premiums fall below the specified minimum premium volume, CNA may review the program, give the Company an opportunity to address the issue and then, at its option, may stop the program and take ownership of the Company's expiration list, and the Company is required to make a cash payment equal to 5% of the difference in the actual premium volume and the premium volume quota to be applied against the obligation to CNA. If, on an annual basis, premium volume falls below the premium volume quota, but is above the specified minimum premium volume, a cash payment equal to 5% of the difference between the actual premium volume and premium volume quota must be made to CNA, to be applied against the obligation to CNA. In 1995, the premium volume quota was $20 million, and the specified minimum premium volume was $15 million. The premium volume written was $12 million, below both the premium volume quota and the specified minimum premium volume. However, in March 1996, the Company and CNA entered into an amendment of the agreement, modifying the specified minimum premium volume levels to $12 million in 1995, $13 million in 1996, $15 million in 1997 and $20 million thereafter. If, on an annual basis, premium volume falls below the premium volume quotas of $17 million in 1995, $18 million in 1996, and $20 million for each year thereafter, but is above the specified minimum premium volume previously disclosed, a cash payment equal to 5% of the difference between the actual premium volume and the premium volume quota must be made to CNA, to be applied against the obligation to CNA. As of December 31, 1995, the balance due CNA totaled approximately $3.6 million. The cash payment due for the 1995 shortfall totals $250,000, and must be made in equal monthly instalments between March 1996 and December 1996. The Company is currently in compliance with the terms of the agreements as modified. The agreement to market CNA insurance exclusively to its membership has been extended through December 31, 1999.

      In 1990, Willis Corroon Corporation of Tennessee, the managing general agent under the AIG program, began reimbursing the Company for expenses incurred by the Company to administer the E&O programs. The Company received approximately $1,443,000 and $2,975,000 in 1994 and 1993, respectively. The Company recorded these reimbursements in revenue, net of directly related expenses incurred in the course of processing applications and performing other administrative tasks. The runoff of the AIG program was completed in 1994, and thus, no administrative reimbursement was earned on this program in 1995. Under the program offered through CNA, the Company receives a similar fee on transactional premium collections only, which is recorded as an offset to G&A expense. In addition, under the CNA program, the Company receives a commission of 10% on all premiums collected and pays a portion of the commission to the Affiliate and COR offices generating the premium volume. The Company earned approximately $1,250,000 in commissions under the current program in 1995 and $1,002,000 in 1994.

      Other Insurance Products:

      In 1992, the Company began exploring insurance products similar to real estate brokers E&O for non-real estate brokers, and specifically, home sellers' protection plans, which cover a home seller for unintentional wrongful acts occurring in connection with the sale of a home. This coverage was introduced in late 1992 as part of the Company's new HMS SellerTrack(R) program, and is provided to home sellers who elect membership in Homeowners Association of America ("HAA"), a consumer organization. The coverage is insured in a similar manner to the real estate E&O coverage marketed by the Company, and is underwritten by Homestead Insurance Company. The Company bears no insurance risk on this product.

      CONSUMER REACH PROGRAM

      The Company's Consumer Reach Program was designed to target the end consumer directly through separate approaches to the home seller and home buyer. Under the first phase, the HMS SellerTrack(R) program, home sellers receive a membership kit when listing their homes with a participating Member. The kit contains materials, including a video tape and brochure, which offer the home seller tips on how to prepare a home for a potential buyer. The SellerTrack kits are marketed by Affiliates and COR's to Members in their territories, as a listing tool to increase business volume. Upon enrollment in the Consumer Reach program, Members are notified that participation in this program requires that they use the Company's warranty product exclusively.

      The second phase of the Consumer Reach marketing program, HMS BuyerPak, is targeted at assisting home buyers in their endeavor to purchase a new home. The contents of the BuyerPak kits are similar to those of the SellerTrack kits.

      HMS BUYERTRACK(R) FOLLOW-UP SYSTEM

      The Company offers Members five-year and three-year BuyerTrack(R) programs which are funded at the closing of the sale of a residence. The program provides a system for maintaining contact with former customers of the Member with the goal of generating listings through direct referrals and repeat business. The BuyerTrack(R) program utilizes personalized direct mail, return mail responses, mailgrams, survey questionnaires and similar reminder items. The five-year and three-year programs are identical except for their duration and the number of contacts between the Member and the former customer. The BuyerTrack(R) program is provided to Members under agreement with the Personal Marketing Company, one of the nation's largest producers of newsletters.

      HMS REFNET(R)

      The Company's REFNET(R) system connects Members in 49 states and the District of Columbia. The Company makes available a toll-free number through which Members can make referral inquiries. The Company obtains from its Members an office profile which contains information which would be of interest to other Members when placing referrals, such as office location, company size, number of agents, certified referral training, average sales price per home offered, percentage referral fee offered and other information concerning a Member's office. This information is maintained in the REFNET(R) computer data base.

      Upon receiving an inquiry from a referring Member, the REFNET(R) representative provides the referring Member with the addresses and telephone numbers of three Members registered in the system which are identified as the closest match to the needs of the referring Member. Once the referring Member has selected a receiving Member, the referral fee between the two is privately negotiated. Unlike traditional referral systems, the Company does not participate in any portion of the referral fee. Access to REFNET(R) is a benefit of membership, and no separate fee is charged for this service for Members.

      HMS RISK MANAGEMENT SYSTEM(R)

      The Company offers a Risk Management System to its Members that extends beyond basic E&O coverage. It is a national program in the industry that provides specific risk reduction measures. In addition to professional liability protection, elements of the system include a Risk Management Advisory Center, Risk Management Educational Programs, Home Warranty Protection Plan, and Home Warranty Indemnification. There is no fee for participating Members.

      ADVERTISING AND SALES PROMOTION PROGRAM

      As a benefit of membership, the Company offers various advertising and public relations materials and ideas designed to enhance the business of Members. These materials include a subscription to HMS NETWORKING(R) magazine, a public relations guide, camera ready advertising materials for use by Members, sample creative ads, displays, and other materials.

      COMPETITION

      The Company encounters competition with respect to most of its products and services. The principal area in which the Company has historically encountered competition is in the home warranty contract business. Competition in that industry has increased as consumer awareness and acceptance of the home warranty concept has grown. The Company's largest national competitor in the home warranty contract business is American Home Shield. The primary competitive factors in that industry are sales force presence, price, scope of coverage and quality of service. Through the Company's focus on maintaining and educating its members, its focus on Warranty Sales Only memberships, its franchise distribution network, its vendor network, and its focus on service, the Company believes it can effectively compete in the home warranty contract business. The price and scope of coverage of its home warranty contract are competitive with those generally offered by the industry. The Company encounters additional warranty competition from companies presently offering the same or similar services as the Company offers on an individual appliance or system contract basis.

      In early 1994, Employers Re, which had been a relatively small Realtor E&O competitor, joined forces with American Home Shield, a major competitor in the warranty arena, and became a strong competitive force, and continues to be a strong competitive force. The realtor E&O market is extremely price sensitive. The Company is required to offer the CNA program, which has impacted the Company's ability to compete. Additional competition has entered the Realtor E&O market through independent insurance agents who can offer a variety of insurance products, thus meeting all of the customer's insurance needs. These independent insurance agents often provide a selection of E&O products.

      FOREIGN OPERATIONS

      In October 1991, the Company acquired an 80% interest in a British subsidiary, Home Guarantee Corporation, ("HGC"), which began marketing home warranty contracts in the United Kingdom during 1992. HGC did not generate significant revenues, and during the second quarter of 1994, the Company determined that it was no longer in the best interests of the Company to continue funding this operation. During the third quarter of 1994, after a proposed sale of the Company's interest in HGC was not consummated due to the potential buyer's inability to obtain financing, the Company ceased funding HGC. The one time charges for severance pay, the balance due under the subsidiary's lease agreement and the write off of the subsidiary's net assets related to the termination of that operation, totaled approximately $724,000. These charges are included in the "Unusual items" caption in the accompanying consolidated statements of income.

      During 1994, the Company's net expenses relating to HGC approximated $761,000, prior to the Company's decision to cease funding this operation. The following table sets forth financial information about the Company's foreign and domestic operations for 1994 and 1993. The Company had no activity from foreign operations in 1995.

                             FOREIGN          DOMESTIC             TOTAL
                             -------          --------             -----
                                           (in thousands)

      1994
      Revenue                    $16           $52,762           $52,778
      Operating (loss)          (761)              (72)             (833)

      Total assets                 0            39,199            39,199

      1993
      Revenue                    $13           $51,331           $51,344
      Operating income (loss)   (869)            3,615             2,746

      Total assets               246            45,648            45,894

      In May 1995 HGC was liquidated, and after the financial settlement of all outstanding liabilities, approximately $275,000 was taken into income in the second quarter of 1995.

      EMPLOYEES

      As of February 29, 1996, the Company employed 192 persons on a full-time basis, 72 of whom administer the home warranty contract business in the United States, and 46 of whom enroll and service Members in the CORs. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union or covered by any collective bargaining agreement.

      In early September 1994, the Company underwent an organizational restructuring, reducing its total work-force by approximately 20%. The restructuring resulted in annual cost savings of approximately $1,700,000, through reductions in salary, benefits and payroll tax expenses. The one time charge for severance pay and related benefits, totaling $1,063,000 is included in "Unusual items" in the accompanying consolidated 1994 statement of income.

      ITEM 2.  PROPERTIES

      The Company's corporate offices are located at 400 Sawgrass Corporate Parkway, Sunrise, Florida. The Company leases approximately 24,980 square feet in a two-story office building for a ten year term, expiring December 31, 2005. The Company currently pays rent of approximately $33,000 per month, including sales tax and maintenance charges. The Company also leases office space for regional sales and administrative offices in Northern California and Texas under leases with remaining terms of one and three years, respectively.

      ITEM 3.  LEGAL PROCEEDINGS

      The Company incurs numerous lawsuits in the ordinary course of its home warranty contract business, typically concerning whether claims under such home warranty contracts are entitled to coverage. The Company does not believe any of these suits are material to the Company's operations or financial results.

      In December 1991, suit was brought against HMS and the Company by Acceleration National Insurance Company ("Acceleration") for damages related to the real estate errors and omissions insurance ("E & O") program in which Acceleration was the policy issuing company. Also named as defendants in this action were Willis Corroon Corporation of Ohio (f/k/a Corroon & Black of Ohio, Inc.) and Meridian Insurance Company, Ltd. ("Meridian"), a Bermuda corporation and subsidiary of Willis Corroon Corporation of Tennessee.

      On December 13, 1995, a jury in the Court of Common Pleas of Franklin County, Ohio rendered a verdict against HMS. The verdict was in favor of Acceleration in the amount of $5,156,022, and accrues interest at the rate of 10% per annum. Post judgment proceedings have been initiated in Florida and elsewhere, including discovery in aid of execution. Although such actions were stayed in Florida, effective March 13, 1996, the Circuit Court for Broward County, Florida, dismissed an action by HMS, which contested the domestication of the judgment in Florida, and such stay is no longer in effect.

      In February 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, by the former franchisee of the Pennsylvania territory, alleging breach of contact, fraud and misrepresentation, and is seeking damages in the amount of $50,000, trebled, reimbursement of costs and attorney's fees, and an injunction to prevent the Company from terminating the franchise agreement. The Company believes this suit is without merit, and has filed a motion to transfer the case to Florida and a motion to dismiss the case.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 22, 1995, the Company held its annual stockholders meeting. Diane M. Gruber and Melvin Stewart, being the only nominees, were re-elected at the meeting, for three year terms expiring in 1998. Solicitation of proxies was made pursuant to Regulation 14A under the Exchange Act of 1934, and there were no solicitations in opposition to these nominees. Gary D. Lipson, Carl Buccellato and Michael A. Nocero, Jr., M.D. constitute the remaining three directors, whose terms expire in 1996, 1997 and 1997, respectively.

                                     PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET INFORMATION

      The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market under the symbol HOMG. The following table sets forth the high and low transaction prices for each quarterly period during fiscal years 1995 and 1994. Stock price data reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

            Year              Quarter             High        Low

            1995              First              $1.75       $0.63
                              Second              2.13        1.13
                              Third               2.00        1.00
                              Fourth              1.94        0.50

            1994              First              $4.00       $2.50
                              Second              3.25        1.75
                              Third               2.63        1.75
                              Fourth              2.00        0.38


      STOCKHOLDERS

      As of March 15, 1996, there were approximately 141 shareholders of record of the Company's common stock, some of whom are brokerage firms which hold shares in nominee name on behalf of their clients. The Company believes that there are over 550 beneficial owners of its Common Stock.

      DIVIDENDS

      In 1993, the Company declared one semi-annual dividend of $0.10 per share. The agreements reached with CNA impose certain restrictions on dividends until funds due to CNA are paid in full. In 1995 and 1994, the Company did not declare any dividends. The Company does not anticipate paying any dividends in the foreseeable future.


      ITEM 6:  SELECTED FINANCIAL DATA

      Years Ended December 31,                        1995       1994      1993       1992      1991
                                                      ----       ----      ----       ----      ----
      STATEMENT OF OPERATIONS (in thousands)
      Operating revenue                            $44,554    $52,778   $51,344    $45,578   $42,986
      Income (loss) from continuing operations
        before income taxes                         (3,037)    (1,030)    5,319      3,891      (116)
      Income (loss) from continuing operations      (1,909)      (833)    3,191      1,879       275
      Discontinued operation:
        Loss from operation of discontinued
          reinsurance subsidiary                        --         --    (6,228)        --        --
        Estimated loss on reinsurance
          portfolio transfer                            --         --    (9,009)        --        --
      Net income (loss)                            ($1,909)     ($833) ($12,046)    $1,879      $275

      CASH FLOW FROM OPERATING ACTIVITIES
           (in thousands)                            ($667)    $3,046   ($1,557)    $2,755    $2,454

      DIVIDENDS DECLARED PER
           COMMON SHARE                              $0.00      $0.00     $0.10      $0.20     $0.20

      BALANCE SHEET (IN THOUSANDS)
      Cash and investments                         $17,054    $19,625   $18,154    $19,176   $26,133
      Total assets                                  38,514     39,199    45,894     41,068    38,705
      Long-term debt, net of current portion         2,591      3,317     3,107         22        66
      Deferred home warranty revenue
          in excess of deferred home
          warranty acquisition costs                10,572     10,441     9,994      8,196     6,906
      Stockholders' equity                           6,561      8,401     9,205     21,820    21,084

      PER SHARE DATA
      Income from continuing operations             ($0.34)    ($0.15)    $0.57      $0.34     $0.05
      Discontinued operation:
        Loss from operation of discontinued
          reinsurance subsidiary                        --         --     (1.12)        --        --
      Estimated loss on reinsurance
        portfolio transfer                              --         --     (1.62)        --        --
      Net income (loss)                             ($0.34)    ($0.15)   ($2.17)     $0.34     $0.05
      Stockholders' equity                           $1.18      $1.51     $1.66      $3.93     $3.79

      Weighted average common shares
      outstanding (in thousands)                     5,558      5,558     5,559      5,561     5,566

      KEY BUSINESS INDICATORS:
      Member offices                                15,240     16,137    19,798     19,838    19,273
      Home warranty contracts sold                 105,324    112,737   100,914     82,672    78,836

      RATIOS
      Pre-tax margin on income from
        continuing operations                           (7)%       (2)%      10 %        9%        0 %
      Margin on income from
        continuing operations                           (4)%       (2)%       6 %        4%        1 %
      Effective income tax rate                        (37)%      (19)%     (37)%       52%     (337)%
      Return from continuing operations
        on beginning assets                             (5)%       (2)%       8 %        5%        1 %
      Return from continuing operations
        on average stockholders' equity                (26)%       (9)%      21 %        9%        1 %

      NOTE: CERTAIN AMOUNTS REFLECT RECLASSIFICATIONS FROM AMOUNTS REPORTED
            PREVIOUSLY TO CONFORM TO CURRENT PRESENTATION.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

      The following table presents certain relationships deemed to be pertinent indicators of the Company's results of operations:

                                           1995              1994               1993
- -----------------------------------------------------------------------------------------
                                        $       %        $         %         $       %
- -----------------------------------------------------------------------------------------
      Warranty revenue              $37,181    83.5%  $38,911     73.7%   $31,954    62.2%
      Membership & other revenue      6,120    13.7    11,339     21.5     16,648    32.5
      E&O brokerage                   1,253     2.8     2,528      4.8      2,742     5.3
          Total operating revenue    44,554   100.0    52,778    100.0     51,344   100.0

      Warranty costs                 29,244    78.7    32,317     83.1     26,784    83.8
      Membership & other costs        4,308    70.4     7,127     62.9      9,160    55.0
      E&O brokerage                     648    51.7       512     20.3        386    14.1
          Total direct costs         34,200    76.8    39,956     75.7     36,330    70.8

      Unusual items                      --      --     1,787      3.4         --      --
      G&A expense                     9,262    20.8    12,013     22.8     12,268    23.9
          Operating income (loss)     1,092     2.5      (978)    (1.9)     2,746     5.3
- -----------------------------------------------------------------------------------------

      1995 COMPARED TO 1994

      Home Warranty Operations:

      Home warranty revenue, totaling $37,181,000 and representing 84% of total operating revenue for 1995, decreased 4% from the 1994 figure of $38,911,000, or 74% of total operating revenue, due primarily to declines in home warranty contract sales. The decrease in contract sales is primarily due to the loss of membership. Due to the Company's warranty revenue recognition method, which recognizes contract revenue over the one year term of the contract, warranty revenue for any period of time is also impacted by production in the eleven months immediately preceding that period. There have been no major pricing changes which would have significantly affected warranty revenue.

      Direct expenses of the warranty product, which consist primarily of claims expense and acquisition costs, as a percentage of related operating revenue decreased to 79% in 1995 from 83% in 1994, primarily due to a 2% decrease in average claim severity and a 1% increase in warranty claim frequency. Claim frequency experienced in 1995 returned to the 1993 levels, after the unusually high frequency experienced in 1994, as a result of the severe weather patterns experienced across the country throughout the first eight months of 1994. Through December, 1995 the winter season has been extremely severe, resulting in negative experience in the last quarter of the year. This trend has continued into the first quarter of 1996, and has had a significant negative impact on the Company's cash position and its results of operations.

      The 1995 warranty acquisition cost ratio of 36% is slightly lower than the 1994 ratio, which approximated 38%. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes, since the Company's acquisition costs vary in different locations. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, at this time, does not expect such a change to occur.

      The amount of general and administrative ("G&A") expenses of the home warranty operation, which primarily include allocated fixed costs, decreased significantly from the prior year period, and as a percentage of related revenue. The 1995 expenses were positively impacted by the work-force reduction that took place in September 1994.

      Membership and Other Operations:

      Membership and other related revenue of $6,120,000 in 1995 was 46% lower than 1994 revenue of $11,339,000, which is primarily related to the changing mix of the membership base. A large portion of the Company's membership no longer participates in the Company's E&O program and is exempted from paying the associated marketing/placement fees. Further impacting the membership results is the 6% decline in the Company's membership base from the prior year level. These factors have caused continuing decreases in related revenue and earnings in 1995, and reflect the continuing effects of the change in Company's E&O carriers. As a result of this change and the related increased competitive pressures within the E&O market, the Company has been unable to retain some of its Members as participants in its current E&O program. Additionally, attraction of new full members is more difficult, due to premium quotes which are not competitive for certain brokers and also due to declinations by the Company's primary insurance carrier of certain other brokers.

      Throughout 1995, the Company continued to focus on attracting new members and retaining existing members who have either been declined coverage by CNA or who have obtained their E&O coverage through another entity, as participants in the Company's warranty and Consumer Reach programs. A new membership program targeted at brokers desiring to use the Company's warranty was introduced in mid-1995. This strategy has somewhat reduced the negative impact of the loss of members on other revenues, evidenced by the 1995 fourth quarter improvements in first year warranty contract sales, as compared to prior quarters.

      Direct expense of the membership operations approximated 70% of related revenue for 1995 and 63% of related revenue for 1994. The disproportionate cost ratio is related primarily to the results of the CORs, which were particularly impacted by the membership declines, especially in the states of California and Texas. Also impacting the direct cost ratio is the effect of promotional discounting of some of the Company's membership programs, a step the Company has taken to ease the membership transition and retain some of its top producing members.

      As with the home warranty operations, G&A expenses of the Company's membership and other operations decreased from 1994 totals, due to the September 1994 work-force reduction, combined with the focus on controlling costs.

      E&O Operations:

      E&O related revenue for 1995, totaling $1,253,000 was 50% lower than the 1994 revenue of $2,528,000. The decrease in this revenue relates to the decline in the Company's membership base, which has a corresponding effect on the premium volume of the program and, thus, the commissions earned.

      Direct expenses of the E&O operations increased from $513,000 in 1994 to $648,000 in 1995. Under the current E&O program, the Company has agreed to pay a portion of the commission it receives on the E&O premiums collected to the Affiliates generating the premium volume. There was no such arrangement under previous E&O programs, and, as 1994 was a transition year, the 1995 increase was anticipated. As the premium volume under the new program grows, the commission paid to the Affiliates will grow proportionately.

      United Kingdom Operations:

      HGC was liquidated in 1995, and there were no activities of HGC to include in the 1995 financial statements. HGC did not generate any significant revenue and incurred an operating loss of $761,000 in 1994, exclusive of the charges recorded by the parent company in writing off the net assets of this subsidiary.

      Reduction of Work-force:

      In early September 1994, the Company underwent an organizational restructuring, reducing its total work-force by approximately 20%. This restructuring resulted in annual cost savings of approximately $1,700,000 in 1995, through reductions in salary, benefits and payroll tax expenses, excluding the effects of any other personnel or staffing changes. The 1994 one time charge for severance pay and related benefits, totaling $1,063,000 is included in "Unusual items" in the accompanying consolidated statements of income. Approximately $400,000 of this total relates to an agreement to terminate the employment contract between the Company and its former Chairman of the Board of Directors.

      Other Income (Expense):

      Investment income approximated $1,367,000 in 1995, an increase of approximately 1000% from the 1994 level of $120,000. Unrealized holding gains/losses on trading securities are included in the Company's earnings for the period, and unrealized gains/losses on securities available for sale are reported as a separate component of stockholders' equity. In 1994, rising interest rates caused the Company's investments in debt securities to generate significant unrealized holding losses, especially on its trading securities portfolio, which have been included in the Company's consolidated income statement. In 1995, this trend reversed, and the Company recognized significant income. Investment income is generated primarily from the securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investment of funds generated through the sales of warranty products. Funds generated through the other operations of the Company's business are generally invested in highly liquid overnight investments, and therefore earn a minimal amount of interest over the course of a year.

      In December 1995, a judgment was awarded against a wholly owned subsidiary of the Company in the amount of $5,156,022. This amount was reported in the other expense line item in the accompanying consolidated statements of income.

      Income Taxes:

      The Company's effective tax rate in 1995 was a benefit of 37%, as compared to a benefit of 19.2% on income from continuing operations in 1994.

      As a result of the losses generated by the current year Acceleration judgement, the 1994 work-force reduction and termination of its UK operations, combined with the prior year losses generated by the Company's discontinued reinsurance operations, the Company has recognized significant income tax benefits in 1993 and 1994. A portion of the Company's 1993 and 1994 pre-tax losses was carried back for income tax purposes, to offset taxable income earned in the prior three years, generating tax refunds for the Company. The remaining pre-tax losses give rise to significant deferred tax benefits, which will be recognized in future years, as the temporary book to tax differences which create the deferred tax benefits become deductible for tax purposes. The total deferred tax benefit which is expected to be realized in future years approximates $8.1 million at December 31, 1995. Based upon management's estimates of future taxable income and of the positive and negative evidence regarding the likelihood of ultimate recognition of this benefit, it has been determined that no valuation allowance is necessary. This determination was based on the Company's taxable earnings history, exclusive of non-recurring charges, and the period anticipated for full recognition, assuming the Company maintains its current level of taxable income, exclusive of non-recurring charges.

      1994 COMPARED TO 1993

      Home Warranty Operations:

      Home warranty revenue, totaling $38,911,000 and representing 74% of total operating revenue for 1994, increased 22% over the 1993 figure of $31,954,000, or 62% of total operating revenue, due primarily to growth in home warranty contract sales, which outpaced growth in other revenue sources. Due to the Company's warranty revenue recognition method, which recognizes contract revenue over the one year term of the contract, warranty revenue for any period of time is also impacted by production in the eleven months immediately preceding that period. Management believes that much of this improvement can be attributed to a sales and marketing strategy focused on educating Members about the value of the home warranty. Improvements in the percentage of Members selling the Company's warranty, from 19.4% in December 1993 to 22% in December 1994, indicate the success of this strategy. The improvement in home warranty contract sales is also partially attributable to the new SellerTrack program introduced in 1993, which targets the home seller directly. Upon enrollment in the Consumer Reach program, Members are notified that participation in this program requires that they use the Company's warranty product exclusively. Management periodically reviews the warranty revenue recognition rates, and the current review did not result in any revisions, as the current rates did not differ significantly from current claims experience. There have been no major pricing changes which would have significantly affected warranty revenue.

      Direct expenses of the warranty product, which consist primarily of claims expense and acquisition costs, as a percentage of related operating revenue, decreased to 83% in 1994 from 84% in 1993, primarily due to a 7% decrease in average claim severity, offset by a 4% increase in warranty claim frequency. Claim frequency experienced in 1994 was negatively impacted by the unusually severe weather patterns experienced across the country throughout the first eight months of 1994 and appears to be consistent with industry trends. Through December, 1994 the winter season
                                       16
      has been unusually mild, resulting in positive experience in the second half of the year. Also impacting 1994 claims experience, in late 1993, the Company introduced in several states, a warranty with a $35 deductible as opposed to the standard $100 deductible, which has contributed somewhat to the increased claims frequency and decreased average severity. Such trends are consistent with industry experience.

      The 1994 warranty acquisition cost ratio of 38% is slightly higher than the 1993 ratio, which approximated 37%. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes, since the Company's acquisition costs vary in different locations. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, at this time, does not expect such a change to occur.

      Fourth quarter 1994 and preliminary 1995 results thus far reflect some leveling of current warranty production. In 1995, it will be more difficult for the Company to continue to exceed the 1994 record production levels. At this time, management anticipates that production in 1995 will approximate or be less than production levels seen in the comparable periods of the preceding year, as the membership declines begin to more heavily impact warranty production, primarily in the COR.

      The amount of general and administrative ("G&A") expenses of the home warranty operation, which primarily include allocated fixed costs, decreased slightly from the prior year period, and as a percentage of related revenue. Management has focused on controlling costs Company-wide. In addition, the 1994 fourth quarter expenses have been positively impacted by the work-force reduction that took place in September 1994. Approximately $470,000 of the expense incurred in this restructuring was allocated to the warranty product.

      Membership and Other Operations:

      Membership related revenue of $11,339,000 in 1994 was 32% lower than 1993 revenue of $16,648,000, which is primarily related to the changing mix of the membership base, as a large portion of the Company's membership no longer participates in the Company's E&O program and is exempted from paying the associated marketing/placement fees. Further impacting the membership results, is the 20% decline in the Company's membership base from the prior year level. These factors have caused continuing decreases in related revenue and earnings in 1994, and reflect the continuing effects of the transition to the Company's current E&O program. As a result of this transition and the related increased competitive pressures within the E&O market, the Company has been unable to retain some of its Members as participants in its current E&O program. Additionally, attraction of new full members is more difficult, due to premium quotes which are not competitive for certain brokers and also due to declinations by the Company's primary insurance carrier of certain other brokers.

      Throughout 1994, the Company has attempted to attract new members and retain existing members who have either been declined coverage by the new insurance carrier or who have obtained their E&O coverage through another entity, as participants in the Company's warranty and Consumer Reach programs. Originally designed to reduce the effects of the loss in transaction and membership related fees, this strategy has been only marginally effective in regaining that lost revenue, as those members who are retained as participants in the Company's other programs are generally not required to pay any significant membership fees.

      As a result of the transition to the CNA/Schinnerer E&O program, which is based on anticipated as opposed to actual closings for participants electing an annually funded program, the number of closings by Members reported to the Company is no longer totally indicative of the Company's membership strength or results of operations. Further, Members who do not participate in the Company's E&O program do not report closing information to the Company. Based on the history of its existing Members, and the number of closings reported by transactional participants, the Company believes that its current membership participates in approximately 30% of all transactions nationally, consistent with the 1993 experience.

      Direct expense of the membership operations approximated 63% of related revenue for 1994 and 55% of related revenue for 1993, declining only 22% from 1993, despite the 32% decline in revenue. The disproportionate cost ratio is related primarily to the expenses of the Consumer Reach program, certain phases of which are still in the development stage and are not yet generating adequate revenue to offset the expenses incurred. Also impacting the direct cost ratio is the effect of promotional discounting of some of the Company's membership programs, a step the Company has taken to ease the membership transition and retain some of its top producing members.

      As with the home warranty operations, G&A expenses of the Company's membership and other operations decreased from 1993 totals, due to management's focus on controlling costs Company-wide. Also, the 1994 fourth quarter expenses have been positively impacted by the work-force reduction that took place in September 1994. Approximately $414,000 of the workforce restructuring charge was allocated to membership and other operations, while the full amount of the UK write-off was included in this classification.

      E&O Operations:

      E&O related revenue for 1994, totaling $2,528,000 was 8% lower than the 1993 revenue of $2,742,000. The 1994 revenue includes commissions earned on the new E&O program of approximately $1,002,000 and nearly $1,443,000 of E&O reimbursement on the prior E&O program. The expense reimbursement earned in 1993 was a fixed percentage of total premiums collected, and is reported net of expenses incurred primarily in processing applications of the insured Members on behalf of the insurer. The decrease in this revenue relates to the decline in the Company's membership base, which has a corresponding effect on the premium volume of the program and, thus, the commissions earned.

      Operating costs and expenses of the E&O operations increased from $2,459,000 in 1993 to $2,724,000 in 1994, including $180,000 related to the workforce reduction that took place September 1994. Under the new E&O program, the Company has agreed to pay a portion of the commission it receives on the E&O premiums collected to the Affiliates generating the premium volume. There was no such arrangement under previous E&O programs. Consequently, as the premium volume under the new program grows, the commission paid to the Affiliates will grow proportionately.

      United Kingdom Operations:

      HGC did not generate any significant revenue and incurred an operating loss of $761,000 in 1994, exclusive of the charges recorded by the parent company in writing off the net assets of the subsidiary, as described below. HGC incurred a loss of $869,000 in the year ended December 31, 1993.

      In the second quarter of 1994, the Company received a letter of intent for the purchase of its 80% interest in HGC, however, the proposed transaction was not consummated, due to the potential buyer's inability to obtain financing. Consequently, the Company ceased funding HGC's operations in the third quarter of 1994, effectively closing down the UK operation. The one time charges for severance pay, the balance due under the subsidiary's lease agreement and the write-off of the subsidiary's net assets, related to the termination of that operation, totaled approximately $724,000. These charges were accrued in the third quarter, and are included in the "Unusual items" caption in the accompanying consolidated statements of income. The UK operations are reported in the Membership and Other category in the accompanying table.

      Reduction of Work-force:

      In early September 1994, the Company underwent an organizational restructuring, reducing its total work-force by approximately 20%. This restructuring is expected to result in annual cost savings of approximately $1,700,000, through reductions in salary, benefits and payroll tax expenses, excluding the effects of any other personnel or staffing changes. The one time charge for severance pay and related benefits, totaling $1,063,000 is included in "Unusual items" in the accompanying consolidated statements of income. Approximately $400,000 of this total relates to an agreement to terminate the employment contract between the Company and its former Chairman of the Board of Directors.

      Other Income:

      Investment income approximated $120,000 in 1994, a decrease of 95% from the 1993 level of $2,599,000. The 1993 earnings are the result of profit taking initiated in the second quarter of 1993 on the Company's previously unrealized gains on investments. Originally intended to be reinvested in diversified debt and equity funds, essentially all equity securities were sold. However, due to the capital and operating needs of POMG, which has since been discontinued, management was not able to reinvest these funds. Further discussion of POMG is presented in the "Discontinued Operations" section herein. The Company's investment results in 1994 have been severely impacted by market interest rates increases, as well as the impact of implementation of Statement of Financial Accounting Standards, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in January 1994. SFAS 115 expands the use of fair value accounting for certain debt and equity securities that are either held for trading purposes or are available for sale. This standard requires that unrealized holding gains/losses on trading securities be included in the Company's earnings for the period, and that unrealized gains/losses on securities available for sale be reported as a separate component of stockholders' equity. In 1994, rising interest rates have caused the Company's investments in debt securities to generate significant unrealized holding losses, especially on its trading securities portfolio, which have been included in the Company's consolidated income statement, as required by the new standard. Investment income is generated primarily from the securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investment of funds generated through the sales of warranty products. Funds generated through the other operations of the Company's business are generally invested in highly liquid overnight investments, and therefore earn a minimal amount of interest over the course of a year.

      Income Taxes:

      The Company's effective tax rate in 1994 was a benefit of 19.2%, as compared to a 40% provision on income from continuing operations in 1993.

      As a result of the losses generated by the 1994 work-force reduction and the termination of its UK operations, combined with the prior year losses generated by the Company's discontinued reinsurance operations, the Company has recognized significant income tax benefits in 1993 and 1994. A portion of the Company's 1993 and 1994 pre-tax losses has been carried back for income tax purposes, to offset taxable income earned in the prior three years, generating tax refunds for the Company. The remaining pre-tax losses give rise to significant deferred tax benefits, which will be recognized in future years, as the temporary book to tax differences which create the deferred tax benefits become deductible for tax purposes. The total deferred tax benefit which is expected to be realized in future years approximates $6.5 million at December 31, 1994. Based upon management's estimates of future taxable income and of the positive and negative evidence regarding the likelihood of ultimate recognition of this benefit, it has been determined that no valuation allowance is necessary. This determination was based on the Company's taxable earnings history, exclusive of non-recurring charges, and the period anticipated for full recognition, assuming the Company maintains its current level of taxable income, exclusive of non-recurring charges.

      Discontinued Operations:

      In connection with the Company's discontinued reinsurance operation, the Company is obligated to pay CNA $5,000,000 over a period originally estimated to be three years. In 1994, the Company revised its estimate of the repayment term of the CNA obligation to five years, and, accordingly, adjusted the net present value of the obligation, based upon the new repayment term. In addition, the Company revised its estimate of expenses incurred relative to the reinsurance portfolio transfer, and consequently, recorded an adjustment for the additional balances due. The net effect of these two adjustments had no impact on the Company's consolidated results of operations.

      In consideration for CNA's assumption of POMG's reinsurance obligations, the Company transferred POMG's net assets, excluding intercompany balances, which approximated $6,100,000 at December 31, 1993, to CNA. The Company contributed an additional $1,000,000 to POMG immediately prior to the transfer of assets, bringing the total to $7,100,000, consisting of the following:

           NATURE                               CARRYING VALUE
           ------                               --------------
          Cash and investments                    $ 25,700,000
          Assumed reinsurance premiums
             receivable                              6,000,000
          Reinsurance recoverable                    5,000,000
          Other receivables                            500,000
          Accounts payable and accrued
             expenses                               (1,000,000)
          Reinsurance loss and loss
             adjustment reserve                    (29,100,000)
                                                  ------------
          Net assets                              $  7,100,000
                                                  ============
                                       19

      The Company is further obligated to pay CNA $5,000,000 over a period originally estimated to be three years toward the ultimate settlement of the transferred losses and expenses. CNA will maintain a separate accounting for the POMG net assets. Additionally, a separate fund, the "Holdback Fund," has been established to accumulate the aforementioned $5,000,000 from the Company, additional funds to be contributed by Schinnerer and CNA over the same period, and investment income earned on these funds, to pay claims and expenses related to the reinsured policies in excess of the POMG net assets. If the ultimate reinsured losses and related expenses are less than the transferred net assets of POMG combined with the assets in the Holdback Fund, CNA will distribute the remaining assets among the Company, Schinnerer and itself according to a predetermined formula. However, management believes that a refund is unlikely. Until the $5,000,000 obligation is fulfilled, certain covenants will be in effect restricting the indebtedness and dividend levels of the Company.

      In connection with the transfer of POMG's net assets to CNA, the Company guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred to CNA. This asset represents amounts recoverable from a third party insurance company under a reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. The Company has posted approximately $1,250,000 from its refundable income taxes in November 1994. The balance is due in three instalments of $250,000, $250,000 and $1,250,000, which must be posted in April, June and July of 1995, respectively. The Company has agreed, if necessary, to pay an additional $2,000,000 related to the guarantee out of future commissions. The Company has not recorded a provision for this guarantee, as management, based on the opinion of its special insurance counsel, has determined that the $5,000,000 reinsurance contract is valid.

      Certain amounts in the Company's 1993 and 1992 consolidated financial statements have been reclassified to reflect POMG as a discontinued operation. Losses incurred by POMG through September 30, 1993, the discontinued operations measurement date, totaled approximately $6,200,000, net of income tax benefits of $3,800,000. Additionally, the transaction resulted in a loss, including a provision for POMG operating losses during the phase out period, of approximately $9,000,000. This loss is comprised of the following:

             NATURE                          CARRYING VALUE
             ------                          --------------
          Net assets transferred                 $7,100,000
          Provision for losses during the
             phase out period                     2,800,000
          Discounted value of additional
             obligation to CNA                    4,500,000
          Income tax benefit                     (5,400,000)
                                                 ----------
          After-tax loss                         $9,000,000
                                                 ==========

      Under the CNA program, underwriting is performed on an individual insured basis, whereas, AIG and all previous insurers of the Company's program performed program underwriting. As this is a significant change in philosophy, management believes that certain of its Members will benefit individually while others will not benefit, and may choose to obtain alternate E&O coverage outside of the HMS membership network.

      While the acceptance of any new program is uncertain, management believes that the strategic alliance with CNA and Schinnerer, whose E&O policies provide the most comprehensive coverage available, will ultimately enable the Company to maintain its position in the market, and consequently will benefit the Company's core warranty and membership operations.

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

      LIQUIDITY AND CAPITAL RESOURCES

      The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. Consequently, cash flow has been adequate to meet current obligations. As a result of decreases in home warranty production growth in 1995 as compared to 1994, cash collected on warranty contracts in 1995 was approximately $2,600,000 below 1994.

      As discussed previously, the Company's membership and related revenues were negatively affected by the decrease in new and renewal members and in the related fees generated by the Company's membership. In 1995, the Company continued to provide its Affiliates with various discounted membership options. The Company's cash flow from membership operations continued to be significantly impacted. However, the Company expects that cash flow generated from its warranty and other operations, in combination with the cost saving measures implemented, will be sufficient to meet its operating needs on an ongoing basis.

      In 1995, net cash used in operating activities totaled $667,000, as compared to cash provided by operations of $3,046,000 in 1994. This increased usage of cash is primarily due to the decline in warranty production in 1995 from the comparable 1994 levels. Also impacting operating cash flows are various payments for claims payable, Affiliate and Member commissions and E&O premium remittances. In 1995, the Company used $2,207,000 in investing activities, as compared to $3,502,000 in 1994, primarily due to increased expenditures for property and equipment, offset by decreases in trading activity in the Company's portfolio of securities available for sale. The increases in property and equipment expenditures relate to investments in the Company's processing environment technology, and also to leasehold improvements made in the Company's new office building. Net cash used in financing activities totaled $2,005,000 in 1995, as compared to $1,038,000 in the comparable 1994 period, due to the additional collateral placed on deposit with CNA, and to increasing debt repayments, primarily on the CNA obligation.

      Cash paid for income taxes is generally expected to approximate the current income tax provision in a given year. However, due to the losses incurred in 1993 and 1994, the Company has currently refundable income tax benefits approximating $1,277,000. A portion of the prior year losses, and the current year loss have generated NOL carryforwards that will be used to offset future taxable income. Despite these NOL carry forwards, the Company will be required to make estimated tax payments until certain of the losses generated for financial statement purposes become deductible for tax purposes. The Company intends to file for further refunds of taxes paid in prior years. During 1994 the Company received $2.7 million as a refund of Federal income taxes paid during 1993 and 1992, and a portion of the taxes paid in 1991. The application for refund filed by the Company in 1995, approximating $1.3 million is still pending.

      In consideration for CNA's assumption of POMG's reinsurance obligations, which is more fully discussed in the BUSINESS - ERRORS & OMISSIONS INSURANCE section herein, the Company has agreed to pay CNA $5,000,000 over a period estimated to be five years from the commencement of the CNA E&O program toward the ultimate settlement of the transferred losses and expenses. The agreements with CNA impose certain restrictive covenants until the $5,000,000 CNA Obligation is satisfied. These covenants include limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list. Through December 31, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. The Company forwards half of its commissions earned under the CNA E&O program to CNA, to be applied as debt repayments on the obligation until its satisfaction.

      As of December 31, 1995, the net present value of the balance due to CNA under this obligation was $3,601,000. During 1995 the Company made principal repayments of approximately $329,000 against the obligation. In addition to the assets transferred to CNA, the Company has guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred. This guarantee is secured by $3,000,000 cash collateral posted by the Company. The Company has agreed, if necessary, to pay an additional $2,000,000 out of future commissions related to the guarantee. Should this occur, the repayments on the $5,000,000 obligation will be delayed until the $2,000,000 is paid. The Company will not be required to further reduce its collected commission by more than 50% under these agreements. The Company has not recorded a provision for this guarantee, based upon the opinion of its special insurance counsel, that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

      In December 1991, Acceleration National Insurance Companies ("Acceleration"), the insurer of the Company's E&O program through April 1991, brought suit against the Company and HMS. On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against HMS, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. HMS has filed an appeal of the judgment. Post judgment proceedings have been initiated in Florida and elsewhere, including discovery in aid of execution. Although such actions were initially stayed in Florida, on March 13, 1996, the Circuit Court for Broward County, Florida, dismissed an action by HMS which contested the domestication of the judgment in Florida, and no stay is presently in effect. In the event the judgment creditor proceeds to execute on its judgment, such actions would have a material adverse effect on the business of HMS, and could have a material adverse effect on the liquidity of the Company. The Company's efforts to contest the domestication of the judgment in Florida, appeal the judgment and otherwise prevent the judgment creditor from executing on its judgment have resulted in substantial fees to professionals and other advisors, which have further negatively impacted the Company's liquidity.

      Seventeen of the states in which the Company's subsidiaries operate regulate the home warranty business. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of warranty contracts (generally one year). As of December 31, 1995, approximately $9,900,000 of cash and investments are needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Of this amount, approximately $1,200,000 of cash and investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Increases in warranty production, as seen thus far in the first quarter of 1996, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $14,000,000 as of December 31, 1995. The Company is currently in compliance with all applicable surplus requirements.

      The Company's 1994 work-force reduction and the closing of the UK operation, both of which took place in September 1994, have had positive impacts on the Company's cash position.

      The Company is continuing its efforts to upgrade its current computer and processing environments over the next two years, in an attempt to increase operational efficiency, improve management information, and allow for future growth in the Company's business. This plan is currently expected to have an incremental cost of approximately $1,500,000 in excess of the cost of maintaining, servicing and improving the existing system, over the life of the project. Management expects that sufficient funds will be available to cover the cost of the upgrade. If such funds are not available, this project will be deferred.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      FINANCIAL STATEMENTS                                                PAGE
      ------------------------------------------------------------------------
      Independent Auditors' Report                                         24

      Consolidated Balance Sheets - December 31, 1995 and 1994             25

      Consolidated Statements of Operations - Years Ended
      December 31, 1995, 1994 and 1993                                     26

      Consolidated Statements of Cash Flows - Years Ended
      December 31, 1995, 1994 and 1993                                     27

      Consolidated Statements of Stockholders' Equity -
      Years Ended December 31, 1995, 1994 and 1993                         28

      Notes to Consolidated Financial Statements                           29

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Homeowners Group, Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheets of Homeowners Group, Inc. and its subsidiaries (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE, LLP
Miami, Florida
March 27, 1996


                           CONSOLIDATED BALANCE SHEETS
   ----------------------------------------------------------------------------------
   DECEMBER 31,                                               1995          1994
   --------------------------------------------------------------------  ------------

   ASSETS:
   Current assets:
     Cash and cash equivalents                                $997,336    $5,875,844
     Trading securities                                      9,250,349     8,244,409
     Current portion of securities available for sale        1,811,624        17,506
     Miscellaneous receivables                               1,278,044     1,153,188
     Deferred home warranty acquisition costs                5,666,899     5,677,322
     Refundable income taxes                                 1,277,449     1,816,149
     Deferred income taxes                                   6,769,294     4,880,781
     Prepaid expenses and other current assets               1,080,458     1,281,693
                                                           -----------   -----------

     Total current assets                                  $28,131,453    28,946,892

     Restricted cash                                         3,160,000     1,407,851
     Non-current portion of securities available for sale    1,834,981     4,078,966
     Property and equipment - net                            3,581,893     2,009,165
     Other assets                                              432,327     1,177,026
     Deferred income taxes - net of current portion          1,373,608     1,579,345
                                                           -----------   -----------

           TOTAL                                           $38,514,262   $39,199,245
                                                           ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Accounts and accrued expenses payable                 $11,584,923   $10,296,813
     Current maturities of long term debt                    1,537,257     1,065,487
     Deferred home warranty revenue                         16,239,431    16,118,752
                                                           -----------   -----------

          Total current liabilities                         29,361,611    27,481,052

     Long term debt - net of current portion                 2,591,929     3,316,845

     Commitments and contingencies - See Note 10

     Stockholders' equity:
           Preferred stock - $0.01 par value; 5,000,000
               shares authorized; none issued and
               outstanding                                           -             -
           Common stock - $0.01 par value; 45,000,000
               shares authorized; 5,558,350 shares
               issued and outstanding
               at December 31, 1995 and 1994                    55,584        55,584
           Additional paid-in capital                        7,458,288     7,458,288
           Retained earnings (accumulated deficit)          (1,006,367)      902,289
           Unrealized holding gain (loss) on securities
               available for sale
                  (net of taxes of $34,745 in 1995)             53,217       (14,813)
                                                           -----------   -----------

     Total stockholders' equity                              6,560,722     8,401,348
                                                           -----------   -----------

           TOTAL                                           $38,514,262   $39,199,245
                                                           ===========   ===========

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------------
Years Ended December 31,             1995               1994              1993
- -------------------------------------------------------------------------------------
Operating Revenue                   $44,554,050        $52,777,840       $51,343,928

Operating costs and expenses:
Direct expenses                      34,200,297         39,956,030        36,329,427
Unusual items                                 -          1,787,355                 -
General and administrative
   expenses                           9,261,562         12,012,742        12,268,706
                                   ------------        -----------      ------------
Total                                43,461,859         53,756,127        48,598,133
                                   ------------        -----------      ------------

Operating income (loss)               1,092,191           (978,287)        2,745,795
Other income (expenses):
Investment income, net                1,367,482            120,455         2,599,169
Other, net                           (5,496,329)          (172,707)          (25,558)
                                   ------------        -----------      ------------
Total                                (4,128,847)           (52,252)        2,573,611
                                   ------------        -----------      ------------

Income (loss) from continuing
   operations before income taxes    (3,036,656)        (1,030,539)        5,319,406
(Provision) benefit for income
   taxes                              1,128,000            198,004        (2,128,527)
                                   ------------        -----------      ------------
Income (loss) from continuing
   operations                        (1,908,656)          (832,535)        3,190,879
Discontinued operation:
Loss from operation of
   discontinued reinsurance
   segment (net of income
   tax benefits of $3,757,377)                -                  -        (6,227,680)
Loss on reinsurance portfolio
   transfer, including provision of
   $2,787,301 for operating
   losses during phase out
   period (net of income tax
   benefits of $5,435,664)                    -                  -        (9,009,563)
                                   ------------        -----------      ------------

Net loss                            ($1,908,656)         ($832,535)     ($12,046,364)
                                   ============        ===========      ============

Per share information:
Income (loss) from continuing
   operations                            ($0.34)            ($0.15)            $0.57
Loss from operation of
   discontinued reinsurance
   segment                                    -                  -             (1.12)
Loss on reinsurance portfolio
   transfer                                   -                  -             (1.62)
                                   ------------        -----------      ------------

Net loss                                 ($0.34)            ($0.15)           ($2.17)
                                   ============        ===========      ============

Dividends declared per common
   share                                  $0.00              $0.00             $0.10

Weighted average common shares
   outstanding                        5,558,350          5,558,350         5,559,191

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                       CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------
Years Ended December 31,                          1995         1994         1993
- -------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      ($1,908,656) ($832,535)   ($12,046,364)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Loss on reinsurance portfolio transfer                  -            -     9,009,563
Depreciation and amortization                     601,884      827,919       615,700
Allowance for loss on franchising fee revenue           -    3,112,328             -
Provision (benefit) for deferred income taxes
   on continuing operations                    (1,682,776)   1,461,460      (672,000)
Unrealized holding  gain (losses)                  68,030     (14,813)             -
Foreign currency translation adjustment                 -       43,280       (12,356)
(Gain) loss on sale of securities                (368,348)     642,002    (1,940,959)
Change in net assets of discontinued operation          -            -       410,419
Other changes in assets and liabilities:
Increase in miscellaneous receivables            (124,856)    (495,855)      (88,280)
(Increase) decrease in deferred home warranty
   acquisition costs                               10,423       52,572    (1,374,396)
(Increase) decrease in refundable income
   taxes on continuing operations                 538,700      751,483    (1,007,577)
(Increase) decrease in prepaid expenses and
   other assets                                   909,684   (2,359,965)     (342,687)
Increase (decrease) in accounts and accrued
   expenses payable                             1,288,108      361,238     2,960,525
Increase in deferred home warranty revenue        120,679      395,328     3,172,153
Payments on reserve for loss on reinsurance
   portfolio transfer                                   -     (727,915)     (240,603)
Payments for purchases of trading securities   (7,434,195)  (8,276,460)            -
Proceeds from sales of trading securities       7,314,642    8,106,104             -
                                              -----------  -----------  ------------
Net cash provided by (used in) operating
   activities                                    (666,681)   3,046,171    (1,556,862)
                                              -----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures            (2,138,361)  (1,313,701)     (249,953)
Purchases of investments classified as
   available for sale                            (817,812) (11,149,647)            -
Proceeds from sale of investments classified
   as available for sale                          749,641    8,960,902             -
Payments for investments of continuing
   operations                                           -            -   (19,517,221)
Proceeds from sale of investments of
   continuing operations                                -            -    27,453,949
                                              -----------  -----------  ------------

Net cash provided by (used in) investing
   activities                                  (2,206,532)  (3,502,446)    7,686,775
                                              -----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt                               (830,409)    (528,951)      (43,829)
Dividends paid on common stock                          -            -    (1,111,670)
Amortization of discount on long term debt        167,849      312,585             -
Borrowings under financing arrangements           409,414      425,884             -
Collateralization of contingent guarantee to
   CNA                                         (1,752,149)  (1,247,851)            -
                                              -----------  -----------  ------------
Net cash used in financing activities          (2,005,295)  (1,038,333)   (1,155,499)
                                              -----------  -----------  ------------
Net increase (decrease) in cash and cash
   equivalents                                 (4,878,508)  (1,494,608)    4,974,414
Cash and cash equivalents at beginning
   of year                                      5,875,844    7,370,452     2,396,038
                                              -----------  -----------  ------------
Cash and cash equivalents at end of year         $997,336   $5,875,844    $7,370,452
                                              ===========  ===========  ============

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest                                         $285,911     $322,665        $4,884
Income taxes                                       31,442      328,007       548,126

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       FOREIGN
                                                           HOLDING     CURRENCY
                       COMMON     PAID IN      RETAINED     GAIN     TRANSLATION   TOTAL
                        STOCK     CAPITAL      EARNINGS    (LOSS)    ADJUSTMENT    EQUITY
                     ---------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1992     $55,584   $7,458,288  $14,337,023   $    -     $(30,927) $21,819,968

Net loss for the
year                                        (12,046,364)                       (12,046,364)

Foreign currency
translation loss                                                      (12,356)     (12,356)

Dividends declared
on common stock                                (555,835)                          (555,835)
                     ---------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1993      55,584    7,458,288    1,734,824        -      (43,283)   9,205,413
                     ---------------------------------------------------------------------
Net loss for the
year                                           (832,535)                          (832,535)

Unrealized holding
loss                                                     (14,813)                  (14,813)

Foreign currency
translation gain                                                       43,283       43,283
                     ---------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994      55,584    7,458,288      902,289  (14,813)           -    8,401,348
                     ---------------------------------------------------------------------
Net loss for the
year                                         (1,908,656)                        (1,908,656)

Unrealized holding
gain                                                      68,030                    68,030
                     ---------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995     $55,584   $7,458,288  ($1,006,367) $53,217     $      -   $6,560,722
                     =====================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
1.  The Company
- --------------------------------------------------------------------------------

Homeowners Group, Inc. ('HOMG') and its subsidiaries (collectively the 'Company') provide home warranty contracts, access to real estate errors and omissions liability insurance ('E&O') and other products and services primarily to residential real estate brokerage firms and agents. The Company enters into agreements with real estate brokerage firms and agents ('Members') which grant Members the right to use the products and services provided by the Company. The Company generally markets its products and services through franchise agreements whereby the third party operators ('Affiliates') have exclusive geographic territories in which to enroll real estate brokerage firms as Members. Through December 31, 1995, the Company had entered into agreements with Affiliates for territories encompassing 39 states and the District of Columbia. In 1995, the Company markets directly in California, Florida, except Northwest Florida which territory has been granted to an Affiliate, Colorado, Indiana, Iowa, Nebraska, North Dakota, South Dakota and Hawaii, ('Corporate-Owned Regions'), and is a 45% partner in a partnership which directly enrolls Members in Texas. In 1994 and part of 1995, the Company also directly enrolled Members in Maine, Massachusetts, New Hampshire and Vermont, however, in May 1995, the Company franchised this New England territory. During 1995, the Company entered into management agreements, whereby it began managing the operations and administration of the Kansas, Missouri, Oklahoma, Arizona and New Mexico territories.

In October 1991, the Company acquired an 80% interest in a British subsidiary which began marketing home warranty contracts in the United Kingdom in February 1992. The home warranty contract program and other insurance products offered by this subsidiary were completely underwritten by Lloyd's of London, thereby eliminating any underwriting risk to the Company. In the third quarter of 1994, the Company ceased funding the UK operation, effectively closing down the subsidiary. Accordingly, there was no foreign operations activity in 1995. See further discussion of this transaction in Note 9.

Although the Company's home warranty contracts are generally not considered to be insurance products, the Company is subject to insurance-type regulations in many of the states in which the home warranty contracts are sold. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of the warranty contracts (generally one year). As of December 31, 1995, approximately $9,900,000 of cash and securities were needed to maintain the regulated subsidiaries' minimum reserve and surplus levels. Increases in warranty production, as seen thus far in the first quarter of 1996, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $14,000,000 as of December 31, 1995. The Company is currently in compliance with all applicable surplus requirements.

As warranty production increases, the Company's required reserve and surplus levels increase, which reduces the cash available to the Company to fund its operations. During 1995, the Company's membership and related revenues continued to be negatively impacted by the 1993 change in insurance carriers, both in terms of numbers of new and renewal members, and in the fees generated by the Company's membership. Throughout 1995 and 1994, the Company provided its Affiliates with various discounted membership options to ease the transition, and to maintain competitiveness in the marketplace. As a result of these factors, the Company's cash flow from membership operations has been significantly impacted. However, the Company expects that cash flow generated from warranty and other operations will be sufficient to meet its needs on an ongoing basis. See also Note 2, for discussion of the Company's cash collateral requirements relative to the 1993 transfer of its discontinued reinsurance operations and Note 10 for discussion of other commitments and contingencies impacting cash flow.

2. Discontinued Reinsurance Operations
- --------------------------------------------------------------------------------

In December 1992, the Company formed its own reinsurance subsidiary, POMG Insurance Company, Ltd. ('POMG'), which acquired certain net assets from Meridian Insurance Company, Ltd. ('Meridian'), the previous reinsurer of the Company's E&O program. The acquisition was accounted for as a purchase, and there was no monetary consideration given and no loss recorded on the transaction. Through this transaction, POMG replaced Meridian as the reinsurer of all E&O policies written beginning May 1, 1991. In December 1992, the subsidiary purchased a $5,000,000 aggregate stop loss reinsurance policy to further protect it from the risk of loss in excess of a predetermined amount on the first two E&O policy years.

Under the E&O program immediately prior to POMG's formation, the Company was originally required to provide a $7,000,000 letter of credit ('LOC') to the reinsurer which was required to be secured by US Government securities approximating $8,400,000 (cost and market). The amount of the LOC required to be posted by the Company was subject to change at the discretion of the insurer, based on contract volume and underwriting risk. In the event that funds available in the E&O program pool, together with investment income earned thereon, were insufficient to cover the claims and expenses incurred by the program, the Company's US Government securities would have been used to fund payment

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

under the LOC's. Pursuant to the formation of POMG, the $7,000,000 LOC issued in 1991 to Meridian was reissued by POMG to a subsidiary of American International Group, Inc. ('AIG'), the insurer of the Company's E&O program at that time. In December 1992, AIG raised the LOC amount to $16,000,000 based on their periodic evaluation of underwriting performance and premium volume. Concurrent with the agreement reached with Continental Casualty Company ('CNA'), which is discussed further below, the LOC was canceled, and the Company is no longer obligated under any LOC's. As a result, the Company is not subject to any insurance risk in relation to the CNA E&O program.

In the second and third quarters of 1993, the E&O program experienced significant losses. Effective December 1, 1993, CNA replaced POMG as the reinsurer of the E&O policies issued through November 30, 1993 to the Company's Members by certain subsidiaries of AIG. This transaction took place through a novation of previous reinsurance agreements in effect. For policies issued from December 1, 1993 forward, CNA became the insurer, and the Company began marketing CNA policies to its Members through Victor O. Schinnerer and Company, Inc. ('Schinnerer'), CNA's exclusive program and underwriting manager. Pursuant to the agreement with CNA, the Company discontinued POMG's operations. The Company, through its HOMS Insurance Agency, Inc. ('HOMS') subsidiary acts solely in the capacity of an insurance broker. Under the terms of the agreements, the Company receives a fixed percentage of the E&O premiums collected as a commission. The Company pays a portion of these commissions to the Affiliates generating the premium volume. In February 1994, the Company, CNA and AIG entered into definitive agreements, effective as of December 1, 1993, setting forth the terms described above.

In consideration for CNA's assumption of POMG's reinsurance obligations, the Company transferred POMG's net assets, excluding intercompany balances, to CNA. These net assets approximated $6,100,000 at December 31, 1993. The Company contributed an additional $1,000,000 to POMG immediately prior to the transfer of assets, bringing the total to $7,100,000, consisting of the following:

NATURE                                                   CARRYING VALUE
- --------------------------------------------------------------------------------

Cash and investments                                        $25,700,000
Assumed reinsurance premiums
   receivable                                                 6,000,000
Reinsurance recoverable                                       5,000,000
Other receivables                                               500,000
Accounts payable and
   accrued expenses                                          (1,000,000)
Reinsurance loss and loss
   adjustment reserve                                       (29,100,000)
                                                            -----------
Net assets                                                  $ 7,100,000
                                                            -----------

The Company is further obligated to pay CNA $5,000,000 (the 'CNA Obligation') over a period estimated to be five years, toward the ultimate settlement of the transferred losses and expenses. CNA is maintaining a separate accounting for the POMG net assets. Additionally, a separate fund, the 'Holdback Fund,' has been established to accumulate the aforementioned $5,000,000 from the Company, additional funds to be contributed by Schinnerer and CNA over the same period, and investment income earned on these funds, to pay claims and expenses related to the reinsured policies in excess of the POMG net assets. If the ultimate reinsured losses and related expenses are less than the transferred net assets of POMG, combined with the assets in the Holdback Fund, CNA will distribute the remaining assets among the Company, Schinnerer and itself according to a predetermined formula. However, management believes that a refund is unlikely.

In connection with the transfer of POMG's net assets to CNA, the Company guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred to CNA. This asset represents amounts recoverable from a third party insurance company under the reinsurance treaty purchased by POMG. This guarantee is secured by $3,000,000 cash collateral posted by the Company. This amount is reported as restricted cash in the accompanying consolidated balance sheet. The Company has agreed, if necessary, to pay an additional $2,000,000, related to the guarantee, out of future commissions. The Company has not recorded a provision for this guarantee, based on the opinion of its special insurance counsel, that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

The agreements with CNA impose certain restrictive covenants until the $5,000,000 CNA Obligation is satisfied. These covenants include limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list. For a five year period ending November 30, 1998, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership.

Revenue, including investment earnings, of the discontinued operation approximated $16,571,000 through September 30, 1993, the discontinued operations measurement date. Losses incurred by POMG through September 30, 1993 totaled approximately $6,200,000, net of income tax benefits of $3,800,000. Additionally, the transaction resulted in a loss, including a provision for POMG operating losses during the phase out period, of approximately $9,000,000. This loss is comprised of the following:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NATURE                                                    CARRYING VALUE
- --------------------------------------------------------------------------------

Net assets transferred                                      $  7,100,000
Provision for losses during
   the phase out period                                        2,800,000
Discounted value of CNA
   obligation                                                  4,500,000
Income tax benefits                                           (5,400,000)
                                                            ------------
After-tax loss                                              $  9,000,000
                                                            ------------

3. Summary Of Significant Accounting Policies
- --------------------------------------------------------------------------------

Principles Of Consolidation -- The accompanying consolidated financial statements include the accounts of HOMG and all of its majority owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company's 45% interest in the partnership enrolling and servicing Members in Texas is accounted for by the equity method. The earnings from the partnership are included in operating revenue in the accompanying consolidated statements of income.

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue And Expense Recognition -- Home warranty contract revenue is recognized over the life of the contract (generally one year) in proportion to historical experience of repair costs. Direct costs incurred in acquiring the contracts are recognized in the same manner. In the third quarter of 1993, the Company refined its definition of direct acquisition costs to include certain additional expenses, such as incentive bonuses paid to the Company's Members and Affiliates, costs of personnel directly involved in acquiring the contracts, and premium taxes. Such costs have been reclassified from amounts previously reported according to this refinement. Repair costs under home warranty contracts are expensed as mechanical breakdowns are reported to and repairs are authorized by the Company. All other revenues and expenses are recognized upon delivery or receipt of the related products or services.

Property And Equipment -- Property and equipment is carried at cost and depreciated on the straight-line method over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

Investments -- The Company accounts for its investments according to Statement of Financial Accounting Standards ('SFAS') No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.' This standard requires that the Company report at fair value the securities which are held for trading purposes, or which are available for sale. Unrealized holding gains and losses on trading securities are determined based upon the change in fair value and are included in investment income in the accompanying consolidated statements of income. Unrealized holding gains on securities available for sale are also determined based upon the changes in fair values, and are reported as a separate component in the stockholders equity section of the balance sheet. Gains and losses on securities are determined based upon specific identification of the securities sold. The Company does not currently have any securities which are classified as held to maturity.

Income Taxes -- Income taxes are provided in accordance with SFAS No. 109, 'Accounting for Income Taxes.' Under this standard, deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.

Foreign Currency Translation -- The financial statements of the Company's British subsidiary are translated into US dollars in accordance with SFAS No. 52, 'Foreign Currency Translation.' Net assets of the subsidiary, whose functional currency is the British Pound Sterling, are translated at current exchange rates, while results of operations are translated at average exchange rates in effect for the year.

Net Income Per Common Share -- Net income per common share is based upon the weighted average number of common shares outstanding during each year. Dilutive stock options and warrants are included in the calculation of weighted average shares utilizing the Treasury Stock Method. Primary and fully diluted earnings per share are essentially the same in all years presented in the accompanying consolidated statements of income. The inclusion of common stock equivalents in the 1993 computation of weighted average shares has a dilutive effect on the per share amount of income from continuing operations, but an antidilutive effect on the per share amounts from discontinued operations and on the net loss. In this circumstance, in accordance with Accounting Principles Board ('APB') Opinion No. 30, the common stock equivalents are recognized for all computations even though they have an antidilutive effect on one of the per share amounts. The antidilution is insignificant, and does not change the per share amounts.

Discontinued Operations -- The Company reviews the liabilities recorded in association with its 1993 discontinued reinsurance operations annually, and adjusts the balances as necessary. In 1995 and 1994, the Company revised its estimate of the net present value of the CNA obligation, based upon the actual payments remitted, and in 1994, to reflect an estimated

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

repayment term of five years, as opposed to the original estimated term of three years. This change in estimate resulted in an increase in the discount on the obligation, which will be amortized to interest expense over the life of the obligation. Further, in both years, the Company revised its estimate of expenses incurred relative to the reinsurance portfolio transfer, and recorded an adjustment for the additional balances due. The net effect of these two adjustments had no impact on the Company's consolidated results of operations.

Franchising Fee Revenue -- The Company records franchising fee revenue in accordance with SFAS No. 45, 'Accounting for Franchise Fee Revenue.' Under this standard, franchising revenue is recorded when all material services or conditions related to the sale are complete, substantially all of the initial services of the franchisor required by the franchise agreement are complete, and no other material conditions or obligations related to the determination of substantial performance exist.

New Accounting Pronouncements -- The Company has not adopted SFAS No. 123, 'Accounting for Stock-Based Compensation,' which established financial accounting and reporting standards for employee stock-based compensation plans, including stock options, stock purchase plans, restricted stock and stock appreciation rights. SFAS No. 123 defines and encourages the use of fair value method of accounting for employee stock-based compensation. The Company has not determined whether it will adopt the method of measuring stock-based employee compensation prescribed in SFAS No. 123 or continue to use the method prescribed in Accounting Principles Board Opinion No. 25, with the disclosures required by SFAS No. 123. SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995.

Reclassifications -- Certain amounts in the accompanying 1995, 1994 and 1993 consolidated financial statements have been reclassified from amounts previously reported to conform to the current presentation.

4. United Kingdom Operations
- --------------------------------------------------------------------------------

The 1994 and 1993 general and administrative expenses incurred by the Company's previous 80% owned British subsidiary approximated $777,000 and $882,000, respectively, and are included in the accompanying 1994 and 1993 consolidated statements of income. Operating revenue generated by the subsidiary in 1994 and 1993 approximated $16,000 and $13,000, respectively. During the third quarter of 1994, the Company ceased funding this operation, effectively closing down the subsidiary. See further discussion of this transaction at Note 9.

5. Property and Equipment
- --------------------------------------------------------------------------------
Property and equipment consists of the following at December 31:

                                                  1995            1994
                                                  ----            ----
Office furnishings and equipment               $1,497,939      $1,403,682
Leasehold improvements                            713,970         367,266
Computer equipment and software                 3,985,487       2,333,972
Automobiles                                        47,533          47,533
Assets held under capital lease                   499,032         474,359
                                               ----------      ----------
Total                                           6,743,961       4,626,812
Accumulated depreciation
   and amortization                            (3,162,068)     (2,617,647)
                                               ----------      ----------
Property & equipment--net                      $3,581,893      $2,009,165
                                               ----------      ----------
Depreciation and amortization expense on property and equipment for the years ended December 31, 1995, 1994 and 1993 approximated $602,000, $749,000 and
$537,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

6. Investments
- --------------------------------------------------------------------------------

Investments consist of the following at December 31:

                                                  1995            1994
                                                  ----            ----
Trading securities,
   at fair value                               $9,250,349      $8,244,409
Current securities
   available for sale                           1,811,624          17,506

Non-current securities
   available for sale,
   consisting primarily
   of debt securities,
   at fair value                                1,834,981       4,078,966
                                              -----------     -----------
Total carrying value
   of investments                             $12,896,954     $12,340,881
                                              -----------     -----------

Information with respect to unrealized holding gains and losses, as of December 31, 1995:

                                                UNREALIZED      UNREALIZED
                                              HOLDING GAINS   HOLDING LOSSES
                                              -------------   --------------
1995
Trading securities                               $302,791        $22,404
Securities available for sale                      87,961             --
                                                 --------       --------
       Total                                     $390,752        $22,404
                                                 --------       --------
1994
Trading securities                               $     --       $371,509
Securities available for sale                      22,931         37,744
                                                 --------       --------
       Total                                     $ 22,931       $409,253
                                                 --------       --------

Gross realized gains from sales of securities available for sale totaled $106,139 for the year ended December 31, 1995. Gross

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

unrealized holding gains and losses from sales of securities available for sales totaled $1,744 and $143,774, respectively, for the year ended December 31, 1994. Gains and losses on securities are determined based upon specific identification of the securities sold.

Contractual maturities of securities classified as available for sale as of December 31, 1995 are as follows:

                                              AMORTIZED            MARKET
                                                 COST              VALUE
                                                 ----              -----
Due in one year or less                       $1,793,879        $1,811,624
Due after one year through five years          1,664,062         1,705,892
Due after five years                             113,672           129,089
                                              ----------        ----------
Total securities classified as
    available for sale                        $3,571,613        $3,646,605
                                              ----------        ----------

At December 31, 1995, municipal bonds and cash deposits in the amount of $1.2 million were held by various state regulatory agencies to assure performance of the Company's obligations under home warranty contracts.

7. Income Taxes
- --------------------------------------------------------------------------------

Income (loss) from continuing operations before income taxes consists of the following for the years ended December 31:

                                               1995         1994       1993
                                               ----         ----       ----
Domestic                                   ($3,036,656)   ($269,582) $6,189,952
Foreign                                             --     (760,957)   (870,546)
                                           -----------    ---------  ----------
  Total                                    ($3,036,656) ($1,030,539) $5,319,406

The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                               1995        1994         1993
                                               ----        ----         ----
Continuing Operations:
Current:
  Federal                                    $501,776  $(1,678,495)  $2,566,527
  State                                        53,000       19,031      234,000
                                          -----------  -----------  -----------
   Total                                      554,776   (1,659,464)   2,800,527
Deferred                                   (1,682,776)   1,461,460     (672,000)
                                          -----------  -----------  -----------
Total provision (benefit)
  on income from
  continuing operations                    (1,128,000)    (198,004)   2,128,527

Discontinued Operation:
Tax benefit from loss on
  operation of discontinued
  reinsurance segment                              --           --   (3,757,377)
Tax benefit from estimated
  loss on reinsurance
  portfolio transfer                               --           --   (5,435,664)
                                          -----------  -----------  -----------
Total provision (benefit)
  for income taxes                        ($1,128,000)   ($198,004) ($7,064,514)
                                          -----------  -----------  -----------

Tax benefits resulting from the 1993 operations of the Company's discontinued reinsurance subsidiary have been carried back to the prior three years for refunds of taxes paid in those years. The remaining tax benefits from the 1993 losses generated by the discontinued operation and the 1994 unusual charges will be carried forward for realization in future years. Based upon management's analysis of the positive and negative evidence regarding the likelihood of realization of this asset, a valuation allowance was deemed to be unnecessary.

The Company historically has provided deferred income taxes primarily on deferred home warranty contract revenues and acquisition costs, which are recognized for tax purposes before recognition in the financial statements. The Company also provides deferred income taxes on deferred marketing fee revenue and expenses under the annually funded E&O programs. The major portion of these benefits reverse within one year. In 1993, the Company also provided deferred income tax benefits on the provision for loss on disposal of its discontinued reinsurance subsidiary. The operating losses incurred by the reinsurance subsidiary prior to its disposal generated a net operating loss carryback for the Company of approximately $2,300,000. The components of the net deferred income tax assets are as follows:

                                                      1995           1994
                                                      ----           ----
Deferred home warranty revenue                     $6,414,575     $6,381,809
Deferred home warranty acquisition
   costs                                           (2,238,425)    (2,247,974)
Litigation accrual                                  2,036,628             --
Deferred marketing fee revenue                        314,326        424,972
Deferred marketing fee commissions                   (145,403)      (205,344)
Miscellaneous                                        (106,157)      (176,492)
Current portion of provision for loss
    on disposal of reinsurance
    subsidiary                                        493,750        703,810
                                                   ----------     ----------
Current portion of deferred income tax asset        6,769,294      4,880,781
Non-current portion of provision for loss on
   disposal of reinsurance subsidiary                 991,855      1,246,805
NOL tax carryforward                                  342,292        298,000
Capitalized software                                 (659,554)            --
AMT credit                                            699,015         34,540
                                                   ----------     ----------
   Total deferred income tax asset                 $8,142,902     $6,460,126
                                                   ----------     ----------

Realization of the deferred tax asset is dependent on generating sufficient taxable income during the carryforward periods. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

The provision (benefit) for income taxes on income from continuing operations included in the accompanying consolidated statements of income differs from the provision (benefit) computed using the statutory federal income tax rate (34%), due to the effects of the following items:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                                        1995                  1994                  1993
- -----------------------------------------------------------------------------------------------
                                              % OF                  % OF                  % OF
                                      $     PRETAX           $    PRETAX            $   PRETAX
                                 AMOUNT     INCOME      AMOUNT    INCOME       AMOUNT   INCOME
- ----------------------------------------------------------------------------------------------
Provision (benefit)
   at statutory rate        ($1,032,463)   (34.0)%   ($350,383)  (34.0)%   $1,808,598    34.0%
Tax exempt income               (32,640)    (1.1)           --      --        (34,378)   (0.6)
State taxes, net of
      Federal benefit          (108,610)    (3.5)       16,236     1.6        154,440     2.9
Non-deductible losses
  incurred by UK
  subsidiary                         --       --        52,320     5.1             --      --
Other                            45,713      1.5        83,823     8.1        199,867     3.7
                            -----------    -----     ---------   -----     ----------    ----

Provision (benefit)
  on income from
  continuing
  operations                ($1,128,000)   (37.1)%   ($198,004)  (19.2)%   $2,128,527    40.0%
                            -----------    -----     ---------   -----     ----------    ----

8. Long Term Debt
- --------------------------------------------------------------------------------

Long term debt consists of the following at December 31:

                                                  1995              1994
                                                  ----              ----
Net present value of
   obligation to CNA,
   discounted at 6%                            $3,601,513        $4,045,671
Obligations under capital
   leases                                         319,166           336,661
Other notes payable, due in
   monthly installments of
   $13,802 plus interest                          208,507                --
                                               ----------        ----------
   Total                                        4,129,186         4,382,332

Less current portion                           (1,537,257)       (1,065,487)
                                               ----------        ----------
Long term debt,
   net of current portion                      $2,591,929        $3,316,845
                                               ----------        ----------

Estimated aggregate annual maturities of long term debt are as follows:

                   YEAR                       MATURITIES
                   ----                       ----------
                   1996                       $1,537,257
                   1997                        1,136,640
                   1998                        1,056,747
                   1999                          398,542

In connection with the CNA program, the Company is obligated to pay CNA $5 million. The Company makes payments against this obligation through reductions in the commission it earns on the premiums generated under the program (see Note
2). Accordingly, the Company has agreed to meet certain minimum premium volume levels, on an annualized basis, which will ensure that the obligation is paid in full over the term of the agreement, with scheduled minimum repayments. If E&O premiums fall below the specified minimum levels, CNA may review the program, give the Company an opportunity to address the issue and then, at its option, may stop the program and take ownership of the Company's expiration list. If, on an annual basis, premium volume falls below the specified level, a cash payment equal to 5% of the difference between the actual premium volume and minimum premium volume must be made to CNA. In 1995, the Company did not meet all of the specified financial and production requirements. However, in March 1996, the Company and CNA entered into an amendment of the agreement, modifying the specified minimum premium volume levels to $12 million in 1995, $13 million in 1996, $15 million in 1997 and $20 million thereafter. The agreement to market CNA insurance exclusively to its membership has been extended through December 31, 1999. If, on an annual basis, premium volume falls below the premium volume quotas of $17 million in 1995, $18 million in 1996, and $20 million for each year thereafter, but is above the specified minimum premium volume previously disclosed, a cash payment equal to 5% of the difference between the actual premium volume and the premium volume quota must be made to CNA, to be applied against the obligation to CNA. As of December 31, 1995, the balance due CNA totaled approximately $3.6 million. The cash payment due for the 1995 shortfall totals $250,000, and must be made in equal monthly instalments between March 1996 and December 1996. The Company is currently in compliance with the terms of the agreements as modified.

Estimated annual repayments of the CNA obligation are based on anticipated premium volume. In 1995 and 1994, the Company revised its estimate of the net present value of the CNA obligation, based upon the actual payments remitted, and in 1994, to reflect an estimated repayment term of five years, as opposed to the original estimate of three years. This change in estimate resulted in an increase in the discount on the obligation, which will be amortized to interest expense over the life of the obligation. The funds due to CNA, which are recorded at net present value, are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list.

9. Unusual Items
- --------------------------------------------------------------------------------

During September 1994, the Company recorded unusual charges totaling $1,787,355. These charges represent expenses related to a reduction in the Company's workforce and the closing of its UK operations.

In early September 1994, the Company underwent an organizational restructuring, reducing its total work force by approximately 20%. This restructuring is expected to result in annual cost savings of approximately $1,700,000, through reductions in salary, benefits and payroll tax expenses. The charge, included in the `Unusual items' caption in the accompanying consolidated statements of income, totaled approximately $1,063,000. Approximately $400,000 of this

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

total related to an agreement to terminate the employment contract between the Company and its former Chairman of the Board of Directors.

In the second quarter of 1994, the Company received a letter of intent for the purchase of its 80% interest in HGC, however, the proposed transaction was not consummated, due to the inability of the buyer to obtain financing. The Company, in the third quarter of 1994 ceased funding the subsidiary, which has effectively closed down its operations. One time charges for severance pay, the balance due under the subsidiary's lease agreements and write-off of the subsidiary's net assets, totaled approximately $724,000, and is included in the 'Unusual items' caption in the accompanying consolidated statements of income.

10. Commitments And Contingencies
- --------------------------------------------------------------------------------
The Company is subject to various lawsuits and claims arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company currently rents office space in Sunrise, Florida, under a lease which expires on December 31, 2005. The lease requires annual increases of 3% of the base rent per square foot through the end of the lease term plus actual maintenance expenses and property tax increases. The Company also leases office space in certain of the Corporate-Owned Regions for remaining terms of up to three years. Future minimum annual rental payments approximate $266,000 in 1996, $313,000 in 1997, $307,000 in 1998, $304,000 in 1999, $313,000 in 2000, and
$1,652,764 thereafter. Rental expense for 1995, 1994 and 1993 approximated $563,000, $601,000 and $567,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: Acceleration National Insurance Company, Plaintiff, vs. Homeowners Marketing Services, Inc., et al., Defendants, in the Court of Common Pleas of Franklin County, Ohio. HMS has filed an appeal of the judgment. Post judgment proceedings have been initiated in Florida and elsewhere, including discovery in aid of execution. Although such actions were initially stayed in Florida, on March 13, 1996, the Circuit Court for Broward County, Florida, dismissed an action by HMS which contested the domestication of the judgment in Florida, and no stay is presently in effect. In the event the judgment creditor proceeds to execute on its judgment, such actions would have a material adverse effect on the business of HMS, and could have a material adverse effect on the liquidity of the Company. The judgment, which accrues interest at the rate of 10% per annum, is recorded in other expense in the accompanying consolidated statements of income, and in accrued and other expenses in the accompanying consolidated balance sheets.

In February 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, by the former franchisee of the Pennsylvania territory, alleging breach of contact, fraud and misrepresentation, and is seeking damages in the amount of $50,000, trebled, reimbursement of costs and attorney's fees, and an injunction to prevent the Company from terminating the franchise agreement. The Company believes this suit is without merit, and has filed a motion to transfer the case to Florida and a motion to dismiss the case. No accrual for this matter has been reflected in the accompanying consolidated financial statements.

The Company has entered into various employment contracts with certain of its executive officers and management personnel, which provide for salary continuation of a minimum of six months in the event of termination without cause. In addition, the Company entered into an agreement with an officer in December 1995, which provides for annual compensation of $377,211, adjusted for changes in the Consumer Price Index, through December 31, 2000, with an automatic three year extension, unless notice of termination is given by either party six months prior to the termination of the initial term. The agreement also contains a change in control provision that would entitle the officer to receive a minimum of 2.99 times the annual compensation. The agreement also calls for certain other fringe benefits during the term of the agreement.

The Company also entered into an engagement agreement with a director, to provide legal services to the Company for a one year period. The agreement calls for a minimum payment of a non-refundable $100,000 retainer.

In connection with the transfer of POMG's net assets to CNA, the Company guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred to CNA. The Company has not recorded a provision for this guarantee, based upon the opinion of its special insurance counsel, that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage. See also Note 2.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
11. Stock Options, Warrants And Purchase Rights
- --------------------------------------------------------------------------------

The Company adopted stock option plans in 1988 authorizing issuance of up to 600,000 shares of common stock to officers and other employees. Of the authorized shares, 300,000 may be issued as 'incentive stock options' within the meaning of Section 422 of the Internal Revenue Code, and 300,000 may be issued as non-qualified options. The options issued through 1992 generally become exercisable two years after the date of grant and expire no later than ten years after the date of grant. The options issued in 1993 generally become exercisable over a five year period, beginning on the date of grant. Information with respect to options under the above plans follows:

                         OPTION PRICE                                 AVAILABLE
STOCK OPTIONS               PER SHARE   OUTSTANDING    EXERCISABLE    FOR GRANT
- --------------------------------------------------------------------------------

At December 31, 1992    $5.00 - $9.75       388,050        207,550      208,950
                        -------------      --------       --------     --------
Granted                          4.00       200,000         28,000     (200,000)
Canceled                  5.00 - 9.75       (29,500)       (29,500)      29,500
                        -------------      --------       --------     --------
At December 31, 1993      4.00 - 9.75       558,550        206,050       38,450
                        -------------      --------       --------     --------
Granted                          2.00        80,000                     (80,000)
Became exercisable               5.75                       75,900
Canceled                  4.00 - 9.75      (156,250)       (43,650)     156,250
                        -------------      --------       --------     --------
At December 31, 1994      2.00 - 9.00       482,300        238,300      114,700

Granted                          2.00       240,000                    (240,000)
Became exercisable               2.00                      203,000
Canceled                  2.00 - 3.00      (286,600)      (224,600)     286,600
                        -------------      --------       --------     --------
At December 31, 1995            $2.00       435,700        216,700      161,300
                        -------------      --------       --------     --------

In May 1992, effective September 1991, the Company adopted a non-employee directors' stock option plan authorizing issuance of up to 300,000 shares of common stock. Options under this plan become exercisable annually over the five years following the date of grant and expire no later than ten years after the date of grant. Options for 75,000 shares were granted at $6.50 per share on September 26, 1991; options for 25,000 shares were granted at $5.50 per share on January 28, 1993; options for 25,000 shares were granted at $3.375 per share on September 23, 1993; and options for 25,000 shares were granted at $2.00 per share on December 22, 1995. The options issued prior to 1995 were repriced in December 1994, to $2.00 per share. All of these options remain outstanding at December 31, 1995. Options for 80,000 shares are exercisable at December 31, 1995.

In 1988, the Company issued five-year stock purchase warrants for 100,000 shares to outside directors and 150,000 shares to the underwriters of the initial public offering. All 250,000 warrants expired in 1993; none had been exercised. In 1991, the Company issued similar warrants for 25,000 shares to an outside director. These warrants are for $10.80 per share and are exercisable at any time until April 11, 1996.

In 1990, the Company declared a dividend of one right for each share of common stock outstanding as of November 12, 1990. The rights will be distributed and become immediately exercisable upon the earlier of 10 days following a public announcement that a person or group of affiliated persons has acquired the rights to acquire beneficial ownership of 20% or more of the Company's outstanding shares or 10 days following the commencement of a tender offer or exchange offer that would result in a person or affiliated group beneficially owning 30% or more of the outstanding shares. Each right permits the holder to acquire one share of common stock for a price of $30 per share. The rights may be redeemed by the Company at any time prior to the tenth day after the acquisition of 20% of the outstanding shares or the announcement of an offer for 30% of the outstanding shares. Upon the occurrence of certain events after the rights become exercisable, each right would, subject to certain adjustments and alternatives, entitle the holder to purchase common stock of the Company or the acquiring entity having a market value of twice the $30 exercise price of the right (except that acquiring persons would not be able to exercise the rights).

The rights are intended to enable all of the Company's stockholders to realize the long term value of their investment in HOMG. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting the takeover. The rights will expire at the close of business November 1, 2000.

In December 1994, the Company repriced all outstanding options to $2.00 per share, with the exception of the options granted to the current Chairman and the former Chairman of the Board of Directors and the Chief Financial Officer. The options granted to the Chief Financial Officer were repriced to $3.00 per share. The options granted to the former Chairman have been canceled effective January 1995. Upon such cancellation, 100,000 options were granted to the current Chairman of the Board, at $3.00 per share. In December 1995, all of the options granted to the Chief Financial Officer were repriced to $2.00 per share. Also in December 1995, 140,000 options granted to the Chairman from 1988 through 1992 were canceled, and replaced by a new grant of 140,000 options, exercisable for a ten year period at $2.00 per share.

12. Quarterly Financial Results (Unaudited)
- --------------------------------------------------------------------------------

                                  FIRST         SECOND        THIRD      FOURTH
                                QUARTER        QUARTER      QUARTER     QUARTER
                                -------        -------      -------     -------
1995                                 (In thousands except per share amounts)
Operating revenue               $10,835        $11,218      $11,540     $10,961
Income from operations
   before income taxes              514            676          245      (4,471)
Net income (loss)                   316            415          142      (2,779)
Per share data:
Net income (loss)                 $0.06          $0.07        $0.03      ($0.50)

The fourth quarter 1995 results include a charge of $5,156,022, related to the Acceleration trial judgment rendered against a wholly owned subsidiary of the Company. See also Note 10.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

      The information required by Items 10, 11, 12 and 13 of this part is incorporated by reference to the Registrant's definitive Proxy statement for the 1996 Annual Meeting of Stockholders.

                                     Part IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      FINANCIAL STATEMENTS

      The following consolidated financial statements of Homeowners Group, Inc. and subsidiaries are included in Part II, Item 8 of this annual report.

      Independent Auditors' Report

      Consolidated Balance Sheets - December 31, 1995 and 1994

      Consolidated Statements of Operations - Years Ended
      December 31, 1995, 1994 and 1993

      Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

      Consolidated Statements of Stockholders' Equity Years Ended December 31, 1995, 1994 and 1993

      Notes to Consolidated Financial Statements

                                    EXHIBITS

                                                             FILING IN WHICH
                                                               EXHIBIT IS
       EXHIBIT                                               INCORPORATED BY
       NUMBER                                                  REFERENCE
       ------                                                ---------------

       3.1   Articles of Incorporation                             *

       3.2   By-Laws                                               *

       3.3   Amendments to By-laws                           Form 10-K for the
                                                             Year Ended
                                                             December 31, 1992

       4.1   Form of Representative's Warrants                     *

       4.2   Form of Outside Directors' Warrants                   *

       4.3   Amendment to Stock Purchase Warrant             Form 10-Q for the
                issued to Hambrecht & Quist                  Quarter ended
                                                             June 30, 1989

       4.4   Amendment to Stock Purchase Warrants            Form 10-K for the
                issued to Directors Campora, Nocero,         Year ended
                Sayers and Woodman dated February 8, 1990    December 31, 1989

      10.1   Form of Franchise Agreement                     Form 10-K for the
                                                             Year ended
                                                             December 31, 1989

      10.2   Management Consulting Agreement with            Form 10-K for the
                Phoenix Financial, Inc. dated                Year ended
                February 8, 1990                             December 31, 1989

      10.11  1988 Incentive Stock Option Plan                      *

      10.12  1988 Stock Option Plan                                *

      10.13  Form of Selling Shareholder Standstill                *
                Agreement

      10.15  Agreement to Market, Underwrite, Issue          Form 10-K for the
                and Administer Policies of Insurance         Year ended
                dated as of July 1, 1988 among the           December 31, 1989
                Company, Acceleration National
                Insurance Company and Corroon & Black
                of Ohio, Inc.

      10.20  Amendment to 1988 Incentive Stock               Form 10-K for the
                Option Plan                                  Year ended
                                                             December 31, 1990

      10.21  Amendment to 1988 Stock Option Plan             Form 10-K for the
                                                             Year ended
                                                             December 31, 1990

                                                             FILING IN WHICH
                                                                EXHIBIT IS
      EXHIBIT                                                INCORPORATED BY
      NUMBER                                                   REFERENCE
      ------                                                 ---------------

      10.22  Novation Agreement, dated as of                 Form 8-K dated
                December 1, 1992, by and among               December 1, 1992
                Birmingham Fire Insurance Company of
                Pennsylvania, Meridian Insurance
                Company, Ltd., and POMG Insurance
                Company, Ltd.

      10.23  Agency Pledge Account Agreement,                Form 8-K dated
                dated as of December 1, 1992 by and          December 1, 1992
                among the Northern Trust Company,
                POMG Insurance Company, Ltd., and Morgan
                Guaranty Trust Company of New York.

      10.24  Pledge Agreement dated as of                    Form 8-K dated
                December 1, 1992, by and among               December 1, 1992
                Morgan Guaranty Trust Company
                of New York and POMG Insurance
                Company, Ltd.

      10.25  Employment Agreement with Melvin                Form 10-K for the
                Stewart, dated June 1, 1992                  Year Ended
                                                             December 31, 1992

      10.27  Employment Agreements with individual           Form 10-K for the
                members of the Company's Executive           Year Ended
                Management Group, dated August 2, 1993       December 31, 1993

      10.28  Novation Agreement, dated as of                 Form 8-K dated
                December 1, 1993, by and among               February 11, 1994
                Birmingham Fire Insurance Company of the
                State of Pennsylvania, POMG Insurance
                Company, Ltd. and Continental Casualty
                Company

      10.29  Real Estate Errors & Omissions Program          Form 8-K dated
                Administration and Holdback Fund Agreement   February 11, 1994
                dated as of December 1, 1993, between
                Continental Casualty Company, Homeowners
                Group, Inc, HOMS Insurance Agency, Inc.
                and POMG Insurance Company, Ltd.

      10.30  Amendment No. 1 to Real Estate Errors &         Filed herewith
                Omissions Program Administration and
                Holdback Fund Agreement

      10.31  Employment Agreement with Carl                  Filed herewith
                Buccellato, dated December 22, 1995

      10.32  Engagement agreement between Homeowners         Filed herewith
                Group, Inc. and Gary D, Lipson, dated
                December 22, 1995

      10.33  Lease between Camtech Associates and            Filed herewith
                Homeowners Group, Inc.
                dated November 1, 1995

                                                             FILING IN WHICH
                                                               EXHIBIT IS
       EXHIBIT                                               INCORPORATED BY
       NUMBER                                                  REFERENCE
       ------                                                ---------------
       11    Computation of Income Per Common                Filed herewith
                Share for Each of the Three Years Ended
                December 31, 1994

       22    Subsidiaries of the Registrant                  Filed herewith

       27    Financial Data Schedule (for SEC use only)
       --------------------

           *Amendment No. 2 to Form S-1 of Homeowners Group, Inc. filed with the SEC on July 13, 1988

REPORTS ON FORM 8-K

The Company filed a current Report on Form 8-K on February 7, 1996, disclosing the judgment against Homeowners Marketing Services, Inc., a wholly owned subsidiary.

                                    SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOMEOWNERS GROUP, INC.

Date: March 29, 1996                      /s/ CARL BUCCELLATO
                                          --------------------------------------
                                          Carl Buccellato, Chairman of the Board
                                          President and Chief Executive Officer

Date: March 29, 1996                      /s/ C. GREGORY MORRIS
                                          --------------------------------------
                                          C. Gregory Morris, Vice-President,
                                          Treasurer and Chief Financial Officer

Date: March 29, 1996                      /s/ KAREN CHILDRESS
                                          --------------------------------------
                                          Karen Childress, Principal
                                          Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has also been signed by the following persons on behalf of the Registrant in the capacities indicated:

                         MEMBERS OF THE BOARD OF DIRECTORS

Date: March 29, 1996                      /s/ CARL BUCCELLATO
                                          --------------------------------------
                                          Carl Buccellato, President, Chairman
                                          and Chief Executive Officer

Date: March 29, 1996                      /s/ DIANE M. GRUBER
                                          --------------------------------------
                                          Diane M. Gruber, Director

Date: March 29, 1996                      /s/ GARY D. LIPSON
                                          --------------------------------------
                                          Gary D. Lipson, Director

Date: March 29, 1996                      /s/ MICHAEL A. NOCERO, JR. M.D.
                                          --------------------------------------
                                          Michael A. Nocero, Jr. M.D., Director

Date: March 29, 1996                      /s/ MELVIN STEWART
                                          --------------------------------------
                                          Melvin Stewart, Director