Form 10-K405/A
period 1995-12-31
HOMEOWNERS GROUP INC
filed 1996-04-29
CIK 831906

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                              ---------------------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995

                                       OR

         [  ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES  EXCHANGE  ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from ____________ to ____________

                         Commission file number 0-17338

                             HOMEOWNERS GROUP, INC.
              Exact name of Registrant as specified in its charter

          DELAWARE                                         65-0033743
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                         400 SAWGRASS CORPORATE PARKWAY
                             SUNRISE, FLORIDA 33325
                    (Address of principal executive offices)

                  Registrant's telephone number: (954) 845-9100

                            -------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 27, 1996, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $6,326,818.

         As of March 27, 1996, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 5,558,350.
===============================================================================

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of all directors and executive officers of the Company as of April 23, 1996 are listed below, followed by a brief account of their business experience during the past five years. Directors are elected at the Company's Annual Meeting of Stockholders and serve three years or until their successors are elected and qualified. All of the Company's five directors listed below are currently serving three-year terms. There are no family relationships among directors or executive officers of the Company. All non-employee directors are currently compensated at the rate of $3,500 for each Board meeting attended. The Board met five times in 1995 and all Directors in office at the time of such meetings attended all of the meetings. The directors of the Company are as follows:

                                                                                                        DIRECTOR
NAME                                               AGE                POSITION                            SINCE
- ----                                               ---                --------                          --------
                       DIRECTOR WHOSE TERM EXPIRES IN 1996

Gary D. Lipson                                    43                 Director                             1991

                      DIRECTORS WHOSE TERM EXPIRES IN 1997

Carl Buccellato                                   53                 Chairman, President,                 1988
                                                                     Chief Executive Officer
                                                                     and Director

Michael A. Nocero, Jr., M.D.                      55                 Director                             1988

                      DIRECTORS WHOSE TERM EXPIRES IN 1998

Diane M. Gruber                                   55                 Director                             1993

Melvin Stewart                                    64                 Director                             1988

         Mr. Lipson has been an attorney in the South Florida area for more than 18 years. Since 1993 he has served as Chairman of the Board of KMG Fiber Optics, Inc., a manufacturer and distributor of fiber optic cable. From January, 1988 through March 1996, he served as Chairman of the Board of Spring Water, Ltd., a distributor of bottled water in South Florida. From November, 1988 to September, 1991, he served as a Vice President of Montenay International Corp., which is primarily engaged in the design, construction and operation of waste-to-energy facilities.

         Mr. Buccellato has been President and Chief Executive Officer of the Company since May, 1992 and Chairman of the Company since September, 1994. Prior to May, 1992, he served as Chief Operating Officer. Mr. Buccellato currently serves as President and Chief Executive Officer of Homeowners Marketing Services, Inc. ("HMS"), a wholly owned subsidiary of the Company. Mr. Buccellato holds various executive positions in other subsidiaries of the Company and was Secretary of the Company until January, 1993.

         Dr. Nocero is a practicing cardiologist with the Central Florida Cardiology Group in Orlando, Florida and is a Diplomate of the American Board of Internal Medicine and Cardiovascular Diseases. Dr. Nocero is on the Board of Trustees of The American College of Cardiology and formerly served as the Chairman of the Board of the American College of Cardiology.

         Ms. Gruber has been in the real estate and insurance industries for more than thirty years. She is a licensed life, health and property and casualty insurance broker. Ms. Gruber, along with her spouse, owns 100% of the stock of the firm that is the Company's franchisee for Rhode Island and Connecticut, and 50% of the stock of the firm that is the Company's franchisee for Maine, Vermont, New Hampshire and Massachusetts. She is Executive Vice President of the Company's franchisee for New Jersey/New York.

         Mr. Stewart served as the Chairman of the Company from June, 1988 to September, 1994. Mr. Stewart served as President and Chief Executive Officer from incorporation until May, 1992. He has served as a Director of HMS since its formation in 1980. The Company was organized to become the holding company for HMS and its subsidiaries in 1988. Mr. Stewart has also held various executive positions in HMS and other subsidiaries of the Company.


EXECUTIVE OFFICER

         C. Gregory Morris, 41, has been the Vice President, Treasurer and Chief Financial Officer of the Company since October, 1992. Prior to that he was Vice President of Finance and Administration of Arby's, Inc.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and any persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1995 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

COMMITTEES

         The Company has a Stock Option and Compensation Committee, an Audit and Investment Committee, a Nominating Committee and an Executive Committee. The Stock Option and Compensation Committee is comprised of Messrs. Stewart and Lipson, Ms. Gruber and Dr. Nocero; the Audit and Investment Committee is comprised of Dr. Nocero and Mr. Stewart; the Nominating Committee is comprised of Dr. Nocero, Mr. Lipson and Ms. Gruber; and the Executive Committee is comprised of Messrs. Buccellato and Lipson and Ms. Gruber. In 1995, the Audit and Investment Committee did not meet, the Stock Option and Compensation Committee met one time, the Nominating Committee met one time and the Executive Committee met five times. All Directors in office at the time of such meetings attended their respective committee meetings. Non-employee directors are compensated at the rate of $500 for each committee meeting attended and are entitled to reimbursement for travel expenses incurred in connection with attending meetings. However, Mr. Lipson, the non-employee director on the Executive Committee, was paid $3,500 for each of the five Executive Committee meetings he attended.

         The function of the Audit and Investment Committee is to review the investment strategy and performance of the investment portfolio, to recommend the firm to be appointed as independent certified public accountants to audit the Company's financial statements, to review the scope and results of the audit with the independent certified public accountants, to receive reports from the independent auditors and to review the adequacy of the internal controls and accounting procedures of the Company.

         The function of the Stock Option and Compensation Committee is to administer the stock option plans (including making awards and determining the terms and conditions upon which they are granted) and to review and establish the compensation of the executive officers.

         The function of the Nominating Committee is to assist management with respect to matters of succession, to review the qualifications of candidates for the position of Director and to recommend candidates to the Board as nominees for election at the Annual Meeting of Stockholders or to fill such Board vacancies as may occur during the year. The Nominating Committee will consider nominees recommended by security holders. Recommendations may be forwarded to the Nominating Committee at the Company.

         The function of the Executive Committee is to review Company activity and make recommendations to the full Board of Directors.

         In January, 1995, in response to several inquiries from unaffiliated third parties relating to various proposed transactions with the Company, including the purchase of all of the outstanding shares of the Company, the Board formed a Special Committee to evaluate the alternatives available to the Company. Mr. Lipson is Chair of the Special Committee on which Ms. Gruber, Dr. Nocero and Mr. Stewart also serve. The Chairman receives the lesser of $175 per hour or $1,500 per meeting day and the other members receive the lesser of $125 per hour or $1,000 per meeting day. Mr. Lipson received fees totaling $79,520 for work relating to the Special Committee.


ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses compensation received by the Company's Chief Executive Officer and the only other executive officer receiving in excess of $100,000 per year (the "Named Executive Officers") for the three fiscal years ended December 31, 1995.

                           SUMMARY COMPENSATION TABLE


                                                  ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                            ---------------------------------      -------------------------------
                                                                                     STOCK
                                                                                    OPTION            ALL OTHER
      NAME/TITLE              YEAR           SALARY      BONUS     OTHER(1)         GRANTS         COMPENSATION(2)
      ----------              ----           ------      -----     --------         ------         ---------------
 Carl Buccellato,            1995            $368,359           0    $14,523         360,000                 $2,772
 Chairman, President,        1994             368,359           0     30,319               0                  2,772
 Chief Executive             1993             289,167      50,000     28,665               0                  2,480
 Officer and Director

 C. Gregory Morris,          1995            $150,000           0    $11,052               0                 $2,250
 Vice President,             1994             152,104           0      6,595               0                  2,772
 Treasurer and Chief         1993             125,761           0        986          50,000                  8,579
 Financial Officer

- -------------------
(1) Totals in this column reflect the aggregate value of perquisites, including personal use of Company automobiles, outside financial counseling, executive health benefits, relocation expenses and payments made on life insurance policies for their benefit. During 1995, Mr. Buccellato received health benefits of $3,198, financial counseling of $4,500 and life insurance payments of $6,825; and Mr. Morris received $2,052 of health benefit payments and $9,000 auto allowance.

(2) These amounts represent the Company's matching contributions to the Company's 401(k) plan.


EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement, commencing on January 1, 1996 and expiring on December 31, 2000, with Carl Buccellato. Under the terms of his employment agreement, Mr. Buccellato is entitled to a base salary of $377,211, subject to an annual cost of living increase based on the Consumer Price Index, and a performance bonus as determined by the Board of Directors. The Company provides Mr. Buccellato with the use of a Company car and reimbursement of medical expenses in addition to annual salary. The Company also provides Mr. Buccellato with life insurance in the amount of $1,000,000 and a lump sum death or permanent disability benefit equal to his annual salary and bonus for the immediately preceding year.

         Mr. Buccellato's employment agreement provides that, in the event of termination of employment due to a change in control of the Company, he shall be entitled to a lump sum distribution of compensation in an amount equal to 2.99 times the sum of the annual base salary currently provided for in the employment agreement. Upon a change of control and termination, all stock options then held by him immediately become exercisable to the extent otherwise permitted by the Company's Option Plans. The agreement provides that the lump sum distributions will be limited to the maximum amount which may be deducted by the Company pursuant to Section 280G of the Internal Revenue Code of 1986.

OPTIONS GRANTED DURING 1995

         The following table sets forth certain information regarding the option grants made during the year ended December 31, 1995 to each of the Named Executive Officers.

                                                                                                         Potential
                                                                                                     Realizable Value
                                                                                                        at Assumed
                     Number of                                                                        Annual Rates of
                      Shares       Percent of Total                 Individual Grants                   Stock Price
                                                      ----------------------------------------------
                    Underlying      Options Granted   Exercise Price    Fair Market                  Appreciation for
                      Options       to Employees in         per           Value on      Expiration   Option Terms (1)
Name                  Granted            Year              Share       Date of Grant       Date         5%       10%
- ----------------- ---------------- ------------------ ---------------- --------------- ------------- -------- ---------
Carl Buccellato       100,000 (2)        27.8%             $3.00           $0.94            --         --        --
                      140,000 (3)        38.9%             $2.00           $0.75        12/21/2005     --        --
                      120,000 (4)        33.3%             $2.00           $0.75         1/1/2006      --        --

- --------------------
(1) The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price for the Common Stock.

(2) This option was granted on January 5, 1995 and became exercisable for 20% of the shares on the first anniversary of the date of grant and for the balance in equal annual installments over the four year period thereafter, so long as employment with the Company continues. This option was canceled on December 22, 1995.

(3) This option was granted on December 22, 1995, and was fully exercisable immediately upon grant, for a ten year term.

(4) This option was granted on December 22, 1995, effective January 2, 1996, and was fully exercisable immediately on the effective date, for a ten year term.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the 1995 fiscal year and the fiscal year-end value of the un-exercised stock options held by the Named Executive Officers.

                          SHARES        VALUE                                       VALUE OF UN-EXERCISED
                       ACQUIRED ON     REALIZED                                    IN-THE-MONEY OPTIONS AT
                         EXERCISE                     NUMBER OF SECURITIES          1995 FISCAL YEAR-END
                                                    UNDERLYING UN-EXERCISED            EXERCISABLE (E)
        NAME                                         OPTIONS AT 1995 FISCAL         UN-EXERCISABLE(U)(1)
                                                            YEAR-END
- ---------------------  -------------   ---------  -----------------------------  ----------------------------
                                                  EXERCISABLE   UN-EXERCISABLE   EXERCISABLE   UN-EXERCISABLE
                                                  ------------  ---------------  -----------   --------------
Carl Buccellato.....       -0-           -0-        260,000          -0-            -0-             -0-

C. Gregory Morris...       -0-           -0-        30,000          30,000          -0-             -0-

- --------------------

(1) The market value of the shares of Common Stock underlying the options held by the Named Executive Officers was less than the exercise price of the options at December 31, 1995.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following directors serve on the Stock Option and Compensation Committee ("Compensation Committee") of the Company's Board of Directors: Gary
D. Lipson (Chairman), Melvin Stewart, Diane Gruber and Michael A. Nocero, Jr., M.D.

         Mr. Stewart's previous employment agreement was terminated by mutual agreement effective December 31, 1994. Mr. Stewart has agreed to provide consulting services upon the request of the Company through November 30, 1996. Under the severance arrangement, Mr. Stewart received a payment of $50,000 on January 5, 1995 and currently receives payments of $15,922 per month, through November 30, 1996. Ownership of the automobile previously used by Mr. Stewart was transferred to him. He also receives the medical benefits previously provided under his employment agreement. He has agreed not to compete with the Company through January, 1998 and relinquished all stock options held by him.

         Homeowners Marketing Services International, Inc. ("HMSI"), a wholly-owned subsidiary of the Company, is party to a franchise agreement with Southwest Marketing Services, Inc. ("SMS"), a corporation owned 25% by Michael
A. Nocero, Jr., M.D., granting such corporation the exclusive right to market HMS products and services and enroll Member-Brokers in Arizona and New Mexico. In 1995, the Company paid $421,939 to SMS. The terms and provisions of this franchise agreement are comparable to those entered into with non-affiliated third parties.

         Broker Marketing Services of Texas, Inc. ("BMST"), a corporation owned 100% by Dr. Nocero and HMS Texas, Inc., a wholly-owned subsidiary of the Company, have entered into a partnership agreement for the operation of the Texas territory. Pursuant to the terms of this partnership agreement, HMS Texas, Inc. and BMST are each entitled to 45% of the profits and cash distributions from the partnership, with a third-party manager entitled to the remaining 10%. The partnership agreement names HMS Texas, Inc. as managing partner with sole authority to make all major operational decisions and provides for restrictions on transferability and rights of first refusal with respect to interests in the partnership. In 1995, distributions of $60,463 were paid to BMST.

         HMS has also entered into a home inspection agreement with Arizona Inspection Services, Inc. ("AIS"), a corporation owned 12.525% by Dr. Nocero. The agreement authorizes AIS to perform home inspections in the State of Arizona in connection with the issuance of HMS warranty plans. In 1995, the Company paid $780 in inspection fees to AIS. The terms and provisions of this home inspection agreement are comparable to those entered into with non-affiliated third parties.

         HMSI is also party to a franchise agreement with O & A Marketing Services of the West, Inc. ("O&A"), a corporation owned 20% by Dr. Nocero, granting such corporation the exclusive right to market HMS products and services and enroll Member-Brokers in Kansas, Missouri and Oklahoma. In 1995, the Company paid $645,287 to O&A. The terms and provisions of this franchise agreement are comparable to those entered into with non-affiliated third parties.

         Homeowners Marketing Services, Inc. ("HMS"), a wholly owned subsidiary of the Company, has entered into a partnership agreement with Professional Forum Enterprises, Inc. ("PFE"), a corporation 80% owned by Michael A. Nocero, Jr., M.D., to market Internet access and related products and services to real estate professionals. Pursuant to the partnerships agreement, HMS and PFE share in the partnership profits or losses at the rate of 50% each, and both HMS and PFE are obligated to make joint contributions to fund the partnership operations. During 1995, HMS contributed $110,000 towards the joint funding of the partnership, and purchased $59,239 in computer equipment on behalf of the partnership.

         In 1995, the Company paid approximately $23,660 in fees and reimbursable expenses for consulting services rendered by Gary D. Lipson, which fees and expenses the Company believes are more favorable to the Company than those which would have been paid to an unrelated party. On December 22, 1995, the Company and Mr. Lipson entered into an Engagement Agreement pursuant to which Mr. Lipson agreed to make himself available to provide legal services on behalf of the Company and its subsidiaries for a minimum of five hundred hours per year at an hourly rate of $200. Upon his execution of the Engagement Agreement, Mr. Lipson became entitled to a non-refundable retainer of $100,000. The Company has the right to terminate the Engagement Agreement at any time. If the Company terminates the Engagement Agreement without cause (as such term is defined in the Agreement), then the Company is obligated to immediately pay the non-refundable retainer to Mr. Lipson.

         HMSI is also party to a franchise agreement with HMS New Jersey/New York ("HMSNJNY") of which Diane M. Gruber is Executive Vice President. HMSNJNY has the exclusive right to market HMS products and services and enroll Member-Brokers in New Jersey and New York. In 1995, the Company paid $466,521 to HMSNJNY. HMSI has also entered into an agreement with a firm that is the Company's franchisee for Rhode island and Connecticut of which Diane Gruber, with her spouse, owns 100% of the stock. This firm has the exclusive right to market HMS products and services and enroll Member-Brokers in Rhode island and Connecticut. In connection with the purchase of this territory, the franchise firm owes HMS $13,004, under a promissory note issued at the time of purchase. In 1995, the Company paid $32,325 to this firm. The terms and provisions of the franchise agreements with HMSNJNY and HMSRIC are comparable to those entered into with non-affiliated third parties. In connection with the franchise operations, these two firms have purchased computer equipment through HMS, and currently owe $7,224 and $1,885 under promissory notes issued to HMS.

         HMSI has also entered into an agreement with a firm that is the Company's franchisee for Massachusetts, Maine, Vermont and New Hampshire of which Diane Gruber, with her spouse, owns 50% of the stock. This firm has the exclusive right to market HMS products and services and enroll Member-Brokers in Massachusetts, Maine, Vermont and New Hampshire. In connection with this arrangement, the franchise firm owes HMSI $68,574 under a promissory note issued at the time of purchase of the franchised territory. In 1995, the Company paid $129,865 to this firm. The terms and provisions of the franchise agreements with this firm are comparable to those entered into with non-affiliated third parties. This firm also has the first right of refusal to the franchise rights to the states of Pennsylvania and Florida should the Company decide to sell the franchise rights to those territories.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning beneficial ownership, as of April 23, 1996, by persons known to the Company (based upon filings on Schedules 13D and 13G filed pursuant to the Securities Exchange Act of 1934) to own more than 5% of the Company's outstanding voting securities. The table also shows information concerning beneficial ownership by all directors, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire within 60 days of April 23, 1996, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse), with respect to the shares set forth in the following table.

                                                                                       Beneficial Ownership
                                                                                  -------------------------------
                                                                                     Shares             Percent
                                                                                  -------------        ----------
      Carl Buccellato..........................................................        523,453    (2)       9.0%

      Melvin Stewart...........................................................        305,375    (3)       5.5%

      C. Gregory Morris........................................................         30,000    (4)       0.5%

      Diane M. Gruber..........................................................         20,050    (5)       0.4%

      Gary D. Lipson...........................................................         33,500    (6)       0.6%

      Michael A. Nocero, Jr. M.D...............................................        135,500    (7)       2.1%

      Sandra Stewart Bernstein.................................................        406,862    (8)       7.3%
      2810 North 46th Avenue
      Hollywood, FL  33021

      Dimensional Fund Advisors, Inc...........................................        361,300    (8)       6.5%
      1299 Ocean Avenue
      Santa Monica, CA  90401

      T. Rowe Price Small Cap Value Fund, Inc..................................        350,000    (8)       6.3%
      100 E. Pratt Street
      Baltimore, MD  21202

      The Cross Country Group, Inc.............................................        420,100    (9)       7.6%
      4040 Mystic Valley Parkway
      Boston, MA  02155

      All Directors and Executive Officers as a Group (6 persons)..............      1,047,878   (10)      17.8%

- ---------------------
(1) The address of all executive officers and directors is 400 Sawgrass Corporate Parkway, Sunrise, FL 33325.

(2) Includes 14,397 shares of common stock held by Carl Buccellato as Trustee of the Renee Buccellato Trust, the Lori Ann Buccellato Trust and the Matthew Buccellato Trust. Includes presently exercisable options to purchase 260,000 shares of common stock.

(3) Includes 243,701 shares of common stock held by Melvin Stewart as Trustee of the Melvin Stewart Trust. Also includes 15,788 shares of common stock held by Mitchell Stewart as Trustee of the Bari Udell Trust, as to which trust Melvin Stewart has the power to direct the voting and investment of such shares as trust advisor and as to which beneficial ownership is disclaimed by Mr. Stewart.

(4)  Consists of options to purchase 30,000 shares of common stock.

(5) Includes presently exercisable option to purchase 10,000 shares of common stock. The total does not include 1,000 shares owned by Gayle N. Gruber, Ms. Gruber's daughter, as to which beneficial ownership is disclaimed by Ms. Gruber.

(6)  Includes options to purchase 17,500 shares of common stock.

(7) Includes 70,000 shares of common stock owned under a retirement plan for the benefit of Michael A. Nocero, Jr. M.D. and indirect ownership of 24,000 shares owned by his daughters. Includes presently exercisable options to purchase 17,500 shares of common stock.

(8) Ownership shares and percentages based upon the Schedules 13G as provided to the Company.

(9) Ownership shares and percentages based on Schedules 13D as provided to the Company. Consists of three related parties that own positions, NAPAQ Corporation, Cross Country Motor Club, Inc. and Jeffrey C. Wolk.

(10) Includes an aggregate of 335,000 shares which the officers and directors have the right to acquire within 60 days of April 23, 1996, through the exercise of options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11 "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

                                    SIGNATURE



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOMEOWNERS GROUP, INC.


                                        By: \S\ C. GREGORY MORRIS
                                            ------------------------------
                                            C. Gregory Morris, Vice President


Dated:   April 29, 1996