Form 10-Q
period 1996-03-31
HOMEOWNERS GROUP INC
filed 1996-05-15
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to __________________

                         Commission File Number 0-17338

                             HOMEOWNERS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                           65-0033743
            ------------------------------           -------------------
            State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization            Identification No.)

  400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA            33325
  ------------------------------------------------           --------
  (Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number, including area code      (305) 983-0350

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES   X       NO _____

On May 2, 1995, there were 5,558,350 shares of the registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,                     DECEMBER 31,
                                                                                   1996                           1995
                                                                        ---------------------------      ------------------------
                                                                               (UNAUDITED)                      (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                                               $474,357                      $997,336
  Trading securities                                                                     8,155,430                     9,250,349
  Current portion of securities available for sale                                       2,060,884                     1,811,624
  Miscellaneous receivables                                                              1,443,325                     1,278,044
  Deferred home warranty acquisition costs                                               5,029,059                     5,666,899
  Refundable income taxes                                                                1,277,449                     1,277,449
  Current portion of deferred income taxes                                               6,478,538                     6,769,294
  Prepaid expenses and other current assets                                                921,314                     1,080,458
                                                                        ---------------------------      ------------------------
  Total current assets                                                                  25,840,356                    28,131,453

  Restricted cash                                                                        3,160,000                     3,160,000
  Non-current portion of securities available for sale                                   1,682,689                     1,834,981
  Property and equipment - net                                                           4,024,661                     3,581,893
  Other assets                                                                             354,486                       432,327
  Deferred and refundable income taxes - net of current portion                          1,937,582                     1,373,608
                                                                        ---------------------------      ------------------------

        TOTAL                                                                          $36,999,774                   $38,514,262
                                                                        ===========================      ========================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts and accrued expenses payable                                                $12,207,438                   $11,584,923
  Current maturities of long term debt                                                   1,575,920                     1,537,257
  Deferred home warranty revenue                                                        14,521,906                    16,239,431
                                                                        ---------------------------      ------------------------
  Total current liabilities                                                             28,305,264                    29,361,611

  Long term debt - net of current portion                                                2,386,858                     2,591,929

  Commitments and contingencies

  Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares
            authorized; 5,558,350 shares issued and outstanding
            at March 31, 1996 and December 31, 1995                                         55,584                        55,584
        Additional paid-in capital                                                       7,458,288                     7,458,288
        Retained earnings                                                               (1,251,208)                   (1,006,367)
        Unrealized holding gain (loss) on securities available for sale                     44,988                        53,217
                                                                        ---------------------------      ------------------------

  Total stockholders' equity                                                             6,307,652                     6,560,722
                                                                        ---------------------------      ------------------------

        TOTAL                                                                          $36,999,774                   $38,514,262
                                                                        ===========================      ========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                              ---------------------------------------------------
                                                      1996                          1995
                                              ----------------------        ---------------------
OPERATING REVENUE                                       $10,385,309                  $10,835,083

OPERATING COSTS AND EXPENSES:
Direct expenses                                           8,287,752                    8,169,430
General and administrative expenses                       2,464,269                    2,623,981
                                              ----------------------        ---------------------
Total                                                    10,752,021                   10,793,411
                                              ----------------------        ---------------------
OPERATING INCOME (LOSS)                                    (366,712)                      41,672

OTHER INCOME (EXPENSE):
Investment income - net                                      91,359                      557,185
Other income (expense) - net                               (108,488)                     (84,918)
                                              ----------------------        ---------------------
Total                                                       (17,129)                     472,267

INCOME BEFORE
  INCOME TAXES                                             (383,841)                     513,939

PROVISION FOR INCOME TAXES                                  139,000                     (198,000)
                                              ----------------------        ---------------------

NET INCOME (LOSS)                                         ($244,841)                    $315,939
                                              ======================        =====================

PER SHARE AMOUNTS:

         Net income (loss)                                   ($0.04)                       $0.06
                                              ======================        =====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                5,558,350                    5,558,350

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  1996                           1995
                                                                         ------------------------------------------------------
Cash flows from operating activities:
Net income                                                                            ($244,841)                      $315,938
Adjustments:
   Depreciation and amortization                                                        175,305                        142,092
   Provision for deferred income taxes                                                 (279,000)                       958,000
   (Gain) loss on trading securities                                                     84,263                       (343,539)
   Other net changes in assets and liabilities:
      (Increase) decrease in miscellaneous receivables                                 (165,281)                       237,865
      Decrease in deferred home warranty acquisition costs                              637,840                        812,880
      Decrease in refundable income taxes                                                     0                       (765,553)
      Increase in deferred income taxes                                                   5,782                              0
      Increase in prepaid expenses and other assets                                     221,813                        286,444
      Increase (decrease) in accounts and accrued expenses payable                      745,968                     (1,477,227)
      Decrease in deferred home warranty revenue                                     (1,717,525)                    (2,636,520)
      Purchases of trading securities                                                  (104,508)                      (421,900)
      Proceeds from sales of trading securities                                       1,365,512                        597,193
                                                                         -----------------------         ----------------------
Net cash used in operating activities                                                   725,688                     (2,294,327)
                                                                         -----------------------         ----------------------
Cash flows from investing activities:
      Property and equipment expenditures                                              (602,900)                      (286,977)
      Purchases of securities classified as available for sale                         (370,084)                       (50,833)
      Proceeds from sale of securities classified as available for sale                   4,676                        173,051
   Unrealized holding loss on securities available for sale                               9,502                         40,045
                                                                         -----------------------         ----------------------
Net cash used in investing activities                                                  (958,806)                      (124,714)
                                                                         -----------------------         ----------------------
Cash flows from financing activities:
      Repayments of debt                                                               (352,747)                      (179,734)
      Amortization of discount on long term debt                                         62,886                         69,850
      Borrowings under capital lease obligation                                               0                        140,000
                                                                         -----------------------         ----------------------
Net cash provided by financing activities                                              (289,861)                        30,116
                                                                         -----------------------         ----------------------
Net decrease in cash and cash equivalents                                              (522,979)                    (2,388,925)

Cash and cash equivalents at beginning of period                                        997,336                      5,875,844
                                                                         -----------------------         ----------------------
Cash and cash equivalents at end of period                                             $474,357                     $3,486,919
                                                                         =======================         ======================
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest                                                                            $68,608                        $71,917
    Income taxes                                                                        128,515                          8,142

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

1. GENERAL

The consolidated balance sheet as of March 31, 1996 and the consolidated statements of income and cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for the periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

2.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various lawsuits and claims arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. The judgment is recorded in accrued and other expenses in the accompanying consolidated balance sheets. In May, 1996, the Company entered into a definitive merger agreement with The Cross Country Group, Inc. ("Cross Country"), pursuant to which Cross Country will purchase all of the outstanding shares of the Company for $2.35 per share in cash. Under the terms of the merger agreement, Cross Country will pay the amount due to Acceleration under a settlement agreement, upon closing of the purchase. See further discussion in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS.

In February 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, by the former franchisee of the Pennsylvania territory, alleging breach of contact, fraud and misrepresentation, and seeking damages in the amount of $50,000, trebled, reimbursement of costs and attorney's fees, and an injunction to prevent the Company from terminating the franchise agreement. The Company believes this suit is without merit. The motion to transfer the case to Florida was heard on May 7, 1996, and as a result of this hearing, a settlement conference has been scheduled to discuss amounts owed to both parties to the litigation. No accrual for this matter has been reflected in the accompanying consolidated financial statements.

In connection with the transfer of the net assets of POMG Insurance Company, Ltd ("POMG") to Continental Casualty Company ("CNA"), the Company guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred to CNA. This asset represents amounts recoverable from a third party reinsurance company under a reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. The Company has agreed, if necessary, to pay the additional $2,000,000 related to the guarantee from future commissions. The Company has not recorded a provision for this guarantee, based on the opinion of its special insurance counsel, that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and that various the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

3.  STOCK OPTIONS, WARRANTS AND PURCHASE RIGHTS

The Company adopted stock option plans in 1988 authorizing issuance of up to 600,000 shares of common stock to officers and other employees. Of the authorized shares, 300,000 may be issued as 'incentive stock options' within the meaning of Section 422 of the Internal Revenue Code, and 300,000 may be issued as non-qualified options. The options issued through 1992 generally become exercisable two years after the date of grant and expire no later than ten years after the date of grant. The options issued in 1993 generally become exercisable over a five year period, beginning on the date of grant. All options become immediately exercisable upon a change in control of the Company. Information with respect to options under the above plans follows:

                                OPTION PRICE                                             AVAILABLE
    STOCK OPTIONS                  PER SHARE        OUTSTANDING       EXERCISABLE        FOR GRANT
    ----------------------------------------------------------------------------------------------
    At December 31, 1993         4.00 - 9.75           558,550           206,050           38,450
                                 -----------          --------          --------          -------
         Granted                        2.00            80,000                            (80,000)
         Became exercisable             5.75                              75,900
         Canceled                4.00 - 9.75          (156,250)          (43,650)         156,250
                                 -----------          --------          --------          -------
    At December 31, 1994         2.00 - 9.00           482,300           238,300          114,700

         Granted                        2.00           240,000                           (240,000)
         Became exercisable             2.00                             203,000
         Canceled                       2.00          (286,600)         (224,600)         286,600
                                 -----------          --------          --------          -------
    At December 31, 1995               $2.00           435,700           216,700          161,300

         Became exercisable             2.00                             147,000
         Canceled                       2.00            (4,150)           (4,150)           4,150
                                 -----------          --------          --------          -------
    At March 31, 1996                  $2.00           431,550           359,550          165,450

                                       6

In May 1992, effective September 1991, the Company adopted a non-employee directors' stock option plan authorizing issuance of up to 300,000 shares of common stock. Options under this plan become exercisable annually over the five years following the date of grant and expire no later than ten years after the date of grant. Options for 75,000 shares were granted at $6.50 per share on September 26, 1991; options for 25,000 shares were granted at $5.50 per share on January 28, 1993; options for 25,000 shares were granted at $3.375 per share on September 23, 1993; and options for 25,000 shares were granted at $0.75 per share on December 22, 1995. As of March 31, 1996, options for 117,500 remain outstanding, and options for 62,500 shares were exercisable.

In 1988, the Company issued five-year stock purchase warrants for 100,000 shares to outside directors and 150,000 shares to the underwriters of the initial public offering. All 250,000 warrants expired in 1993; none had been exercised. In 1991, the Company issued similar warrants for 25,000 shares to an outside director. These warrants, which were for $10.80 per share, expired on April 11, 1996.

In December 1994, the Company repriced all outstanding employee options to $2.00 per share, with the exception of the options granted to the current Chairman and the former Chairman of the Board of Directors and the Chief Financial Officer. The options granted to the Chief Financial Officer were repriced to $3.00 per share. The options granted to the former Chairman were canceled effective January 1995. Upon such cancellation, 100,000 options were granted to the current Chairman of the Board, at $3.00 per share. In December 1995, all of the options granted to the Chief Financial Officer were repriced to $2.00 per share, Also in December 1995, 140,000 options granted to the Chairman from 1988 through 1992 were canceled and replaced by a new grant of 140,000 options, exercisable for a ten year period at $2.00 per share. At the same time, an additional grant of 120,000 options was issued to the Chairman of the Board, effective January 2, 1996. The options became fully exercisable as of the effective date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

The Special Committee of the Board of Directors formed in January 1995 has continued to examine alternatives to enhance stockholder value, and on April 12, 1996, the Company announced that it was engaged in discussions with a number of parties relating to the possible acquisition of the Company. As a result of these discussions, the Company announced on May 15, 1996 that it has entered into a definitive merger agreement (the "Merger Agreement") with The Cross Country Group, Inc. ("Cross Country"), pursuant to which Cross Country will acquire all of the outstanding shares of the Company for $2.35 per share in cash. The merger is subject to a number of conditions, including approval of the transaction by the stockholders of the Company and by regulatory authorities. The Board of Directors has approved the transaction and will recommend ratification of the agreement at the Special Stockholders' meeting called to consider the merger. The meeting and the closing are anticipated in late September.

In connection with the Merger Agreement, the Company has reached a settlement with Acceleration National Insurance Company, pursuant to which Cross Country has agreed to satisfy the Acceleration judgment at the time of the closing of the merger.

As a condition of the Merger Agreement, the Company will cancel the Engagement Agreement with Gary D. Lipson, one of its directors, dated as of April 29, 1996. The Company will also cancel certain Option Agreements dated April 26, 1996, with Maple Avenue Enterprises, Inc. ("Maple"), the franchisee for the Connecticut and Rhode Island territories, under which Maple had options to purchase the Florida and Pennsylvania territories. Additionally, the Company will cancel the Amendments to Affiliation Agreements dated April 26, 1996 that were executed with Maple, Encore Marketing Services, Inc. ("Encore") and Buccell Enterprises, Inc. (Buccell). As a result of these actions, the franchise agreements will terminate on June 21, 1998. Diane M. Gruber, a director of the Company, has an ownership interest in both Maple and Encore and Buccell is managed by Ms. Gruber.

As a further condition to the Merger Agreement, Carl Buccellato, the Company's President, Chief Executive Officer and Chairman of the Board will resign from such positions at the effective time of the merger. In addition, his employment agreement will be terminated and Mr. Buccellato will enter into a three year consulting agreement, effective upon the consummation of the merger.

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

Membership provides access to home warranty contracts and the real estate brokers E&O insurance, in addition to access to the following programs: a membership-wide referral networking system (REFNET/Registered trademark/), the HMS BuyerTrack/Registered trademark/ Follow-Up System, the HMS Consumer Reach Program, a monthly real estate publication (HMS NETWORKING/Registered trademark/ Magazine), the HMS Risk Management System/Registered trademark/, and certain advertising and public relations materials.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO MARCH 31, 1995

Home Warranty Operations:

Home warranty revenue, totaling $9,035,000 and representing 87% of total operating revenue for the three months ended March 31, 1996, decreased 0.4% from the corresponding 1995 figure of $9,071,000, or 84% of total operating revenue. Because of the Company's warranty revenue recognition policy under which warranty revenue is recognized over the contract term, generally twelve months, the revenue earned is impacted by warranty production in the preceding eleven months, as well as current period production. Consequently, revenue recognition generally lags behind production. Thus, the revenue decrease experienced in the first quarter of 1996, as compared to the comparable 1995 period is due primarily to the impact of lower warranty production in the last three quarters of 1995, as compared to the corresponding period for 1994. Warranty contract sales in the first quarter of 1996 were 14% higher than in the 1995 first quarter, as a result of increased sales opportunities corresponding to increased residential resale transactions during the first quarter of 1996. This trend is consistent with industry experience. The impact of this increase in warranty contract sales will affect warranty revenue recognition in future quarters, due to the warranty revenue recognition method, as discussed previously. Renewal warranty contract sales in the first quarter of 1996 were 49% higher than in the 1995 first quarter. The renewal success rate has improved to approximately 25% as opposed to approximately 15% during the comparable period in 1995. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, increased to 79% in 1996 from 77% in 1995, primarily due to the impact of the harsher winter weather in the first quarter of 1996 as compared to the first quarter of 1995, and resulting claims expense incurred. Average severity increased by 4% during the 1996 first quarter, while frequency increased 3% over the 1995 levels.

The 1996 warranty acquisition cost ratio is 1% lower than the comparable 1995 ratio. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes, as the Company's acquisition costs vary in different locations. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, does not expect a significant change to occur in the near future.

Membership and Other Operations:

Membership related revenue was 23% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream. Currently, only approximately 34% of the Company's membership participates in the Company's E&O program, as opposed to approximately 43% for the comparable period in 1995, and these members generate the bulk of the Company's membership revenue. The remaining 66% of the Company's membership does not pay the marketing/placement fees associated with Full E&O membership. Additionally, these non E&O members often pay a reduced annual membership or renewal fee, or these fees may even be waived.

Direct expenses of the membership operations declined only 10% and approximated 84% of related revenue for the first three months of 1996 and 72% of related revenue for the comparable prior year period. The increasing cost ratio results from the impact of certain fixed costs which do not decline with decreases in revenue. Also, the Company currently operates three additional territories as corporate owned regions.

E&O Brokerage Operations:

E&O brokerage revenue for the three months ended March 31, 1996, totaled $215,000, a decrease of 22% from the 1995 first quarter revenue of $276,000. The decrease relates to the continuing declines in the Company's Full E&O membership base, as only 34% of the Company's membership currently participates in the E&O program compared to approximately 43% at March 31, 1995.

Direct costs of the E&O brokerage operations increased from $104,000 or 38% of related revenue in the 1995 first quarter to $197,000 or 92% of related revenue in the comparable 1996 period. The Company pays 25% of the commission it earns on the E&O premiums collected to the Affiliates generating the premium volume. Also, there are certain related programs which are supported by components of the E&O programs, such as the Company's Seller's E&O product. Certain policy costs were incurred in the first quarter of 1996 relative to the Seller's E&O program which were not incurred in the first quarter of 1995. The current program, which is underwritten by Southeast Underwriting Group, was introduced in May of 1995.

G&A Expense:

General and administrative expenses ("G&A") decreased from $2,611,000 in the first quarter of 1995 to $2,464,000 in 1996, primarily due to decreases in rent and insurance expenses. The Company was able to significantly reduce certain of its insurance premiums for 1996. As a percentage of revenue, G&A fell from 24.1% in the 1995 first quarter, to 23.7% in the 1996 first quarter.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income decreased from a net gain of $558,000 for the three months ended 1995 to a net gain of $91,000 in the current year equivalent period. This decrease is primarily due to market interest rate fluctuations, which have caused the fair value of the Company's investment portfolio, consisting mainly of mutual funds and debt instruments, to decline from the 1995 market values. Approximately $343,000 of the 1995 income related to realized holding gains on the Company's investment portfolio of trading securities, as compared to realized holding losses of $85,000 in the 1996 first quarter. Interest expense of approximately $68,000 relates primarily to the CNA obligation described below. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $45,000 in the 1996 first quarter.

Income Taxes:

The Company's effective income tax rate on continuing operations for the current three month period was a benefit of 36%, as compared to 39% in the comparable 1995 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1996, as there are no significant permanent differences which would generate such a change.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. Consequently, cash flow has been adequate to meet current obligations. As a result of increases in home warranty production growth in 1996 as compared to 1995, cash collected on warranty contracts in the first quarter of 1996 was approximately $917,000 higher than in 1995. However, the Company incurred heavy claims in the first quarter of 1996, and also experienced decreases in the membership and E&O revenue as compared to the 1995 first quarter, which more than offset the increased cash receipts from production growth.

As discussed previously, the Company's membership and related revenues continue to be negatively affected by decreases in new and renewal Full E&O members, and in the related fees generated by this type of the Company's membership. In 1996, the Company has and will continue to provide various discounted membership options in order to grow its membership base. The Company's Warranty Sales Only memberships generally do not result in the collection of any membership related fees, but has contributed to the growth in warranty production over 1995 levels. While the Company anticipates that its cash flow from membership operations will continue to be significantly negatively impacted by the discounted membership options and the shift in membership composition, the Company expects that cash flow generated from its warranty and other operations, in combination with the impact from continued cost monitoring and management measures, will be sufficient to meet its operating needs on an ongoing basis.

In the first quarter of 1996, net cash provided by operating activities totaled $726,000, as compared to cash used in operations of $2,294,000 in the corresponding 1995 period. This increase in net cash provided by operating activities is primarily due to liquidation of certain investment balances, which was necessary in mid-February to meet the extremely high claims demands resulting from the severe winter weather during December, January and February, and to offset the effects of decreasing membership revenues. During the first quarter, the Company changed its vendor payment terms to more appropriately match its operating cycle. This change moved the Company's payment cycle from approximately 20 days to approximately 30 days. Also impacting operating cash flows from operating activities are various payments for Affiliate and Member commissions, which increase as production increases, and E&O premium remittances. In the 1996 first quarter, the Company used $959,000 in investing activities, as compared to $125,000 in the 1995 quarter, primarily due to increased expenditures for property and equipment, paired with a transfer of securities from trading to available for sale, pursuant to a consolidation of investment balances for one of the Company's regulated subsidiaries, in an effort to maximize investment earnings potential. The increases in property and equipment expenditures relate to investments in the Company's processing environment technology, and also to leasehold improvements made in the Company's new leased office building. Net cash used in financing activities totaled $290,000 in the first quarter of 1996, as compared to net cash provided by financing activities of $30,000 in the comparable 1995 period. This change was primarily due to increasing debt repayments, primarily on the Company's obligation to Continental Casualty Company ("CNA"), paired with the lack of financing of any purchases in the 1996 period.

Cash paid for income taxes is generally expected to approximate the current income tax provision in a given year. However, due to the losses incurred in 1993 and 1994, the Company has currently refundable income tax benefits approximating $1,277,000. A portion of the prior year losses, and the current year loss have generated NOL carryforwards that will be used to offset future taxable income. Despite these NOL carry forwards, the Company will be required to make estimated tax payments until certain of the losses generated for financial statement purposes become deductible for tax purposes. The Company intends to file for further refunds of taxes paid in prior years. The application for refund filed by the Company in 1995, approximating $1,277,000 is still pending. The refund has been pledged to Acceleration National Insurance Company (" Acceleration") as security for the judgment rendered against one of the Company's subsidiary in December 1995. If the refund is received prior to the closing of the merger with Cross Country, the amount will be paid to Acceleration in reduction of the amount payable at closing, under the settlement agreement. In the 1996 first quarter, the Company made estimated state and federal tax payments of approximately $129,000 for the 1995 tax year.

In consideration for CNA's assumption of certain reinsurance obligations of POMG Insurance Company, Ltd ("POMG"), a wholly owned subsidiary of the Company, prior to its May 1995 liquidation, the Company has agreed to pay CNA $5,000,000 out of certain revenue sources, over a period estimated to be five years from the commencement of the CNA E&O program toward the ultimate settlement of the transferred losses and expenses. The agreements with CNA impose certain restrictive covenants until the $5,000,000 CNA Obligation is satisfied. These covenants include limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS Insurance Agency, Inc. subsidiary and in the Company's Member list. Through December 31, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. The Company forwards half of its commissions earned under the CNA E&O program to CNA, to be applied as debt repayments on the obligation until its satisfaction. In March 1996, the Company revised its repayment schedule for the CNA obligation, due to the 1995 premium quota shortfalls. Accordingly, through the remainder of 1996, a portion of the repayments made to CNA will be at fixed amount, to make up for the repayment shortfall caused by the premium volume shortfall in 1995. In addition to this fixed monthly repayment, the Company will continue to remit 50% of the commission generated on premium volume collections.

As of March 31, 1996, the net present value of the balance due to CNA under this obligation was $3,530,000. During the first quarter of 1996 the Company made principal repayments of approximately $72,000 against the obligation. In addition to the assets transferred to CNA, the Company has guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred. This guarantee is secured by $3,000,000 cash collateral posted by the Company. The Company has agreed, if necessary, to pay an additional $2,000,000 out of future commissions related to the guarantee. Should this occur, the repayments on the $5,000,000 obligation will be delayed until the $2,000,000 is paid. The Company will not be required to further reduce its collected commission by more than 50% under these agreements. The Company has not recorded a provision for this guarantee, based upon the advice of its special insurance counsel, that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage.

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. The judgment is recorded in accrued and other expenses in the accompanying consolidated balance sheets. Under the terms of the Merger Agreement, Cross Country will satisfy the obligation of the Company to Acceleration, pursuant to the terms of a settlement agreement, at the closing of the merger.

On April 8, 1996, the Company announced that an agreement with American International Group, Inc. had been finalized, pursuant to which the Company's warranty product will be insured by New Hampshire Insurance Company, a member company of American International Group, Inc.

Seventeen of the states in which the Company's subsidiaries operate regulate the home warranty business. As of March 31, 1996, approximately $9,300,000 of cash and investments are needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Of this amount, approximately $1,200,000 of cash and investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Increases in warranty production, as seen thus far in the first quarter of 1996, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $12,500,000 as of March 31, 1996. The Company is currently in compliance with all applicable surplus requirements.

The Company is continuing its efforts to upgrade its current computer and processing environments, in an attempt to increase operational efficiency, improve management information, and allow for future growth in the Company's business. This plan is currently expected to have an incremental cost of approximately $600,000 in excess of the costs incurred to date and the costs of maintaining, servicing and improving the existing system. Management expects that sufficient funds will be available to cover the cost of the upgrade. If such funds are not available, this project will be deferred.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Index to Exhibits

                  3.4      Amendments to By-Laws

                  10.34 Second Amendment to Engagement Agreement with Gary D. Lipson, dated May 14, 1996

                  10.35 Consulting Agreement with Gary D. Lipson, dated April 29, 1996

                  10.36    Amendments to Affiliation Agreements, dated April 26,
                           1996

                  10.37 Option Agreements with Maple Avenue Enterprise, Inc., dated April 26, 1996

                  11. Computation of Net Income per Common Share for the three month periods ended March 31, 1996 and 1995.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HOMEOWNERS GROUP, INC.

May 14, 1996                 By:  /s/ C. GREGORY MORRIS
                                  ----------------------
                                  C. Gregory Morris
                                  Vice President, Treasurer and
                                  Chief Financial Officer