Form 10-Q
period 1996-06-30
HOMEOWNERS GROUP INC
filed 1996-08-14
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to __________________

                         Commission File Number 0-17338


                             HOMEOWNERS GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               65-0033743
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA                    33325
- ------------------------------------------------                  --------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (305) 983-0350

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

On August 7, 1995, there were 5,558,350 shares of the registrant's common stock issued and outstanding.


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,                     DECEMBER 31,
                                                                                   1996                           1995
                                                                        ---------------------------      ------------------------
                                                                               (UNAUDITED)                      (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                                             $2,310,841                      $997,336
  Trading securities                                                                     7,138,674                     9,250,349
  Current portion of securities available for sale                                       1,623,181                     1,811,624
  Miscellaneous receivables                                                              1,366,506                     1,278,044
  Deferred home warranty acquisition costs                                               5,589,827                     5,666,899
  Refundable income taxes                                                                1,277,449                     1,277,449
  Current portion of deferred income taxes                                               6,807,998                     6,769,294
  Prepaid expenses and other current assets                                              1,051,249                     1,080,458
                                                                        ---------------------------      ------------------------

  Total current assets                                                                  27,165,725                    28,131,453

  Restricted cash                                                                        3,160,000                     3,160,000
  Non-current portion of securities available for sale                                   2,768,148                     1,834,981
  Property and equipment - net                                                           4,190,273                     3,581,893
  Other assets                                                                             595,728                       432,327
  Deferred and refundable income taxes - net of current portion                          1,636,630                     1,373,608
                                                                        ---------------------------      ------------------------

        TOTAL                                                                          $39,516,504                   $38,514,262
                                                                        ===========================      ========================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts and accrued expenses payable                                                $13,023,842                   $11,584,923
  Current maturities of long term debt                                                   1,938,226                     1,537,257
  Deferred home warranty revenue                                                        16,119,265                    16,239,431
                                                                        ---------------------------      ------------------------

  Total current liabilities                                                             31,081,333                    29,361,611

  Long term debt - net of current portion                                                2,165,132                     2,591,929

   Commitments and contingencies

    Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares authorized; 5,558,350 shares issued and outstanding
            at June 30, 1996 and December 31, 1995                                          55,584                        55,584
        Additional paid-in capital                                                       7,458,288                     7,458,288
        Retained earnings                                                              (1,275,790)                   (1,006,367)
        Unrealized holding gain (loss) on securities available for sale                     31,957                        53,217
                                                                        ---------------------------      ------------------------

  Total stockholders' equity                                                             6,270,039                     6,560,722
                                                                        ---------------------------      ------------------------

        TOTAL                                                                          $39,516,504                   $38,514,262
                                                                        ===========================      ========================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                          JUNE 30,                                    JUNE 30,

                                           -------------------------------------------------------------------------------------
                                                  1996                 1995                  1996                  1995
                                           ----------------------------------------   ------------------------------------------
OPERATING REVENUE                                  $11,548,135         $11,217,709            $21,931,058           $22,052,792

OPERATING COSTS AND EXPENSES:
Direct expenses                                      9,213,870           8,449,450             17,493,762            16,631,558
General and administrative expenses                  2,371,840           2,341,404              4,843,342             4,952,707
                                           ----------------------------------------   ------------------------------------------
Total                                               11,585,710          10,790,854             22,337,104            21,584,265
                                           ----------------------------------------   ------------------------------------------

OPERATING INCOME (LOSS)                               (37,575)             426,855              (406,046)               468,527

OTHER INCOME (EXPENSE):
Investment income - net                                 98,428             335,386                189,788               893,352
Other income (expense) - net                         (105,435)            (86,199)              (212,163)             (171,898)
                                           ----------------------------------------   ------------------------------------------
Total                                                  (7,007)             249,187               (22,375)               721,454

INCOME BEFORE
  INCOME TAXES                                        (44,582)             676,042              (428,421)             1,189,981

PROVISION FOR INCOME TAXES                            (20,000)             263,000              (159,000)               461,000
                                           ----------------------------------------   ------------------------------------------

NET INCOME (LOSS)                                    ($24,582)            $413,042             ($269,421)               728,961
                                           ========================================   ==========================================


PER SHARE AMOUNTS:

         Net income (loss)                             ($0.00)               $0.07                ($0.05)                 $0.13
                                           ========================================   ==========================================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           5,558,350           5,558,350              5,558,350             5,558,350

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                  1996                           1995
                                                                         ------------------------------------------------------
Cash flows from operating activities:
Net income                                                                           ($269,421)                       $728,981
Adjustments:
   Depreciation and amortization                                                        385,529                        282,355
   Provision (benefit) for deferred income taxes                                       (64,000)                        876,000
   (Gain) loss on trading securities                                                    149,601                      (501,078)
   Other net changes in assets and liabilities:
      (Increase) decrease in miscellaneous receivables                                 (88,462)                        103,953
      Decrease in deferred home warranty acquisition costs                               77,072                        699,550
      Increase in deferred income taxes                                               (237,726)                      (433,764)
      (Increase) decrease in prepaid expenses and other assets                        (174,151)                          4,134
      Increase (decrease) in accounts and accrued expenses payable                    1,438,919                      (653,329)
      Decrease in deferred home warranty revenue                                      (120,166)                    (2,250,150)
      Purchases of trading securities                                                 (198,633)                      (424,516)
      Proceeds from sales of trading securities                                       2,173,322                      1,146,251
                                                                         -----------------------         ----------------------
Net cash provided by (used in) operating activities                                   3,071,884                      (421,613)
                                                                         -----------------------         ----------------------

 Cash flows from investing activities:
      Property and equipment expenditures                                             (953,951)                      (697,893)
      Purchases of securities classified as available for sale                      (2,152,116)                      (980,104)
      Proceeds from sale of securities classified as available for sale               1,373,516                        977,159
   Unrealized holding loss on securities available for sale                                   0                         78,286
                                                                         -----------------------         ----------------------
Net cash used in investing activities                                               (1,732,551)                      (622,552)
                                                                         -----------------------         ----------------------

Cash flows from financing activities:
      Repayments of debt                                                              (663,243)                      (368,052)
      Amortization of discount on long term debt                                        101,165                        139,493
      Purchases of restricted cash                                                            0                      (500,000)
      Borrowings under capital lease obligation                                         536,250                        140,000
                                                                         -----------------------         ----------------------
Net cash used in financing activities                                                  (25,828)                      (588,559)
                                                                         -----------------------         ----------------------

Net increase (decrease) in cash and cash equivalents                                  1,313,505                    (1,632,724)

Cash and cash equivalents at beginning of period                                        997,336                      5,875,844
                                                                         -----------------------         ----------------------

Cash and cash equivalents at end of period                                           $2,310,841                     $4,243,120
                                                                         =======================         ======================

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest
    Income taxes

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

1. GENERAL

The consolidated balance sheet as of June 30, 1996 and the consolidated statements of income and cash flows for the three and six month periods ended June 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for the periods presented, have been made.

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

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. The judgment is recorded in accrued and other expenses in the accompanying consolidated balance sheets. In May, 1996, the Company entered into a definitive merger agreement with The Cross Country Group, Inc. ("Cross Country"), pursuant to which Cross Country has agreed to purchase all of the outstanding shares of the Company for $2.35 per share in cash. Under the terms of the merger agreement, Cross Country will pay the amount due to Acceleration under a settlement agreement, upon closing of the purchase. See further discussion in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS.

In February 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, by the former franchisee of the Pennsylvania territory, alleging breach of contact, fraud and misrepresentation, and seeking damages in the amount of $50,000, trebled, reimbursement of costs and attorney's fees, and an injunction to prevent the Company from terminating the franchise agreement. The Company believes this suit is without merit. The case was transferred to Florida on July 11, 1996. No accrual for this matter has been reflected in the accompanying consolidated financial statements.

In connection with the transfer of the net assets of POMG Insurance Company, Ltd ("POMG") to Continental Casualty Company ("CNA"), the Company guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred to CNA. This asset represents amounts recoverable from a third party reinsurance company under a reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. The Company has agreed, if necessary, to pay the additional $2,000,000 related to the guarantee from future commissions. The Company has not recorded a provision for this guarantee, based on the opinion of its special insurance counsel, that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and that various the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage. On April 10, 1996, CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor the reinsurance treaty.

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


                                OPTION PRICE                                            AVAILABLE
         STOCK OPTIONS             PER SHARE       OUTSTANDING       EXERCISABLE        FOR GRANT
- -------------------------------------------------------------------------------------------------
At December 31, 1993         4.00 - 9.75           558,550           206,050           38,450
                             -----------           -------           -------       ----------
         Granted                    2.00            80,000                            (80,000)
         Became exercisable         5.75                              75,900
         Canceled            4.00 - 9.75          (156,250)          (43,650)         156,250
                             -----------           -------           -------       ----------
    At December 31, 1994     2.00 - 9.00           482,300           238,300          114,700

         Granted                    2.00           240,000                           (240,000)
         Became exercisable         2.00                             203,000
         Canceled                   2.00          (286,600)         (224,600)         286,600
                             -----------           -------           -------       ----------
    At December 31, 1995           $2.00           435,700           216,700          161,300

         Became exercisable         2.00                             147,000
         Canceled                   2.00            (4,150)           (4,150)           4,150
                             -----------           -------           -------       ----------
    At June 30, 1996               $2.00           431,550           359,550          165,450
                             -----------           -------           -------       ----------

In May 1992, effective September 1991, the Company adopted a non-employee directors' stock option plan authorizing issuance of up to 300,000 shares of common stock. Options under this plan become exercisable annually over the five years following the date of grant and expire no later than ten years after the date of grant. Options for 75,000 shares were granted at $6.50 per share on September 26, 1991; options for 25,000 shares were granted at $5.50 per share on January 28, 1993; options for 25,000 shares were granted at $3.375 per share on September 23, 1993; and options for 25,000 shares were granted at $0.75 per share on December 22, 1995. As of June 30, 1996, options for 117,500 remain outstanding, and options for 62,500 shares were exercisable.

In 1991, the Company issued a five year stock purchase warrant for 25,000 shares to an outside director. The warrant, which was exercisable at $10.80 per share, expired on April 11, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

A Special Committee of the Board of Directors was formed in January 1995 to examine alternatives to enhance stockholder value, and on April 12, 1996, the Company announced that it was engaged in discussions with a number of parties relating to the possible acquisition of the Company. As a result of these discussions, the Company announced on May 15, 1996 that it entered into a definitive merger agreement (the "Merger Agreement") with The Cross Country Group, Inc. ("Cross Country"), pursuant to which Cross Country has agreed to acquire all of the outstanding shares of the Company for $2.35 per share in cash. The merger is subject to a number of conditions, including approval of the transaction by the stockholders of the Company and by regulatory authorities. The Board of Directors has approved the transaction and will recommend ratification of the agreement at the Special Stockholders' meeting called to consider the merger. The meeting and the closing are anticipated in late October.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO JUNE 30, 1995

Home Warranty Operations:

Home warranty revenue, totaling $19,159,000 and representing 87% of total operating revenue for the six months ended June 30, 1996, increased 5% from the corresponding 1995 figure of $18,193,000, or 82% of total operating revenue. Because of the Company's warranty revenue recognition policy under which warranty revenue is recognized over the contract term, generally twelve months, the revenue earned is impacted by warranty production in the preceding eleven months, as well as current period production. Consequently, revenue recognition generally lags behind production, and the revenue increase experienced in the first six months of 1996, as compared to the comparable 1995 period is due primarily to the impact of higher warranty production in the last six months of 1995, as compared to the corresponding period for 1994. Warranty contract sales in the first six months of 1996 were 19% higher than in the 1995 first six months, as a result of increased sales opportunities corresponding to increased residential resale transactions during the first half of 1996. This trend is consistent with industry experience. The impact of this increase in warranty contract sales will continue to affect warranty revenue recognition in future quarters, due to the warranty revenue recognition method, as discussed above. Renewal warranty contract sales in the first six months of 1996 were 41% higher than in the 1995 first six months. The renewal success rate has improved to approximately 20% as opposed to approximately 15% during the comparable period in 1995. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, increased to 80% in 1996 from 78% in 1995. This increase is primarily due to the impact of the harsher winter weather in the first quarter of 1996 as compared to the first quarter of 1995, combined with the extremely hot summer weather in May and June of 1996. Changing weather patterns, particularly when severe, have a negative impact on the Company's claims expense incurred. Average severity increased by 4% during the 1996 first quarter, while frequency increased 6% over the 1995 levels.

The 1996 warranty acquisition cost ratio is approximately 1% lower than the comparable 1995 ratio. The Company's acquisition costs vary in different locations, and as the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes. . The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, does not expect a significant change to occur in the near future.

Membership and Other Operations:

Membership related revenue was 28% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream. As of June 30, 1996, only approximately 31% of the Company's membership participated in the Company's E&O program, as opposed to approximately 38% as of June 30, 1995. These members generate the bulk of the Company's membership revenue. The remaining 69% of the Company's membership does not pay the marketing/placement fees associated with Full E&O membership. Additionally, non E&O members often pay a reduced annual membership or renewal fee, or these fees may even be waived.

Direct expenses of the membership operations declined only 12% and approximated 67% of related revenue for the first six months of 1996 and 59% of related revenue for the comparable prior year period. The increasing cost ratio results from the impact of certain fixed costs which do not decline with decreases in revenue. Also, the Company currently operates six more territories as corporate owned regions in 1996 than it did in 1995.

E&O Brokerage Operations:

E&O brokerage revenue for the six months ended June 30, 1996, totaled $471,000, a decrease of 20% from $587,000 in the first six months of 1995. The decrease relates to the continuing declines in the Company's Full E&O membership base discussed above.

Direct costs of the E&O brokerage operations increased from $227,000 or 39% of related revenue in the 1995 first six months to $380,000 or 81% of related revenue in the comparable 1996 period. The Company pays 25% of the commission it earns on the E&O premiums collected to the Affiliates generating the premium volume. Also, certain policy costs were incurred in the first six months of 1996 relative to the Seller's E&O program which were not incurred in each of the first six months of 1995, due to the change in funding the policy and change in insurers which took place in June 1995.

G&A Expense:

General and administrative expenses ("G&A") decreased from $4,952,000 in the first six months of 1995 to $4,843,000 in the first six months of 1996, primarily due to decreases in legal fees, rent and insurance expenses. As a percentage of revenue, G&A was 22.1% for the first six months of 1996, compared to 22.5% in the first six months of 1995.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading and available for sale securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income decreased from a net gain of $893,000 for the six months ended June 30, 1995 to a net gain of $190,000 in the current year six month period. This decrease is primarily due to market interest rate fluctuations, which have caused the fair value of the Company's investment portfolio, consisting mainly of mutual funds and debt instruments, to decline from the 1995 market values. Approximately $501,000 of the 1995 income related to realized holding gains on the Company's investment portfolio of trading securities. In the 1996 six month period, the Company realized holding losses of $128,000. Interest expense of approximately $112,000 relates primarily to the CNA obligation described in LIQUIDITY AND CAPITAL RESOURCES below. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $90,000 in the first six months of 1996.

Income Taxes:

The Company's effective income tax rate on continuing operations for the current six month period was a benefit of 37%, as compared to 39% provision in the comparable 1995 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1996, as there are no significant permanent differences which would generate such a change.

THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO JUNE 30, 1995

Home Warranty Operations:

Home warranty revenue, totaling $10,124,000 and representing 88% of total operating revenue for the three months ended June 30, 1996, increased 11% from the corresponding 1995 figure of $9,122,000, or 81% of total operating revenue. This revenue increase is due primarily to the impact of warranty production increases in the preceding eleven month period, and the current period production, as compared to the comparable 1995 and prior periods. This impact results from the Company's warranty revenue recognition policy under which warranty revenue is recognized over the contract term, generally twelve months. Warranty contract sales in the second quarter of 1996 were 23% higher than in the 1995 second quarter. This trend is consistent with industry experience. Renewal warranty contract sales in the second quarter of 1996 were 35% higher than in the 1995 second quarter, and approximated 14% of total contract sales. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, increased to 80% in the 1996 second quarter from 79% in the 1995 second quarter. This increase was primarily due to the impact of a 5% increase in severity and a 7% increase in frequency during the 1996 second quarter, as compared to the 1995 second quarter. As a result of the heat wave experienced across the nation, May 1996 claims costs exceeded May 1995 levels as a percentage of related revenue.

The 1996 warranty acquisition cost ratio is 1% lower than the comparable 1995 ratio. The Company's acquisition costs vary in different locations, and as the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes.. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, does not expect a significant change to occur in the near future.

Membership and Other Operations:

Membership related revenue for the 1996 second quarter was 29% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream, consistent with recent experience.

Direct expenses of the membership operations declined only 18% and approximated 66% of related revenue for the second quarter of 1996 and 57% of related revenue for the comparable prior year period. The increasing cost ratio results from the impact of certain fixed costs which do not decline with decreases in revenue.

E&O Brokerage Operations:

E&O brokerage revenue for the three months ended June 30, 1996, totaled $255,000, a decrease of 18% from the 1995 second quarter revenue of $312,000. The decrease relates to the continuing declines in the Company's Full E&O membership base.

Direct costs of the E&O brokerage operations increased from $123,000 or 39% of related revenue in the 1995 second quarter to $182,000 or 71% of related revenue in the comparable 1996 period. The increase is due to the inclusion in 1996 of certain policy costs relative to the Seller's E&O program which were incurred in only one month in the 1995 second quarter.

G&A Expense:

Although general and administrative expenses ("G&A") increased from $2,341,000 in the second quarter of 1995 to $2,371,000 in 1996, the 1995 second quarter included a credit of $275,000 as a result of the liquidation and final settlement of the outstanding liabilities of the Company's former UK subsidiary. Excluding the impact of this 1995 credit, G&A expenses for the 1996 second quarter were $245,000 lower than in 1995, due to decreases in rent and insurance expenses. As a percentage of revenue, G&A fell from 20.9% in the 1995 second quarter, to 20.5% in the 1996 second quarter.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income decreased from a net gain of $335,000 for the second quarter of 1995 to a net gain of $98,000 in the current year second quarter. This decrease is primarily due to market interest rate fluctuations, which have caused the fair value of the Company's investment portfolio, consisting mainly of mutual funds and debt instruments, to decline from the 1995 market values. Approximately $158,000 of the second quarter 1995 income related to realized holding gains on the Company's investment portfolio of trading securities, as compared to realized holding losses of $43,000 in the 1996 second quarter. Interest expense of approximately $44,000 relates primarily to the CNA obligation. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $45,000 in the 1996 second quarter.

Income Taxes:

The Company's effective income tax rate on continuing operations for the second three month period was a benefit of 45%, as compared to 39% in the comparable 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. Consequently, cash flow has been adequate to meet current obligations. As a result of increases in home warranty production growth in 1996 as compared to 1995, cash collected on warranty contracts in the first six months of 1996 was approximately $3,121,000 higher than in 1995. However, the Company incurred heavy claims in the first half of 1996, and also experienced significant decreases in the membership and E&O revenue as compared to the 1995 first six months, which partially offset the increased cash receipts from production growth.

As discussed above, the Company's membership and related revenues continue to be negatively affected by decreases in new and renewal Full E&O members, and in the related fees generated by this type of membership. In 1996, the Company has and will continue to provide various discounted membership options. The Company's Warranty Sales Only memberships do not result in the collection of any membership related fees, but the Company believes this membership has contributed to the growth in warranty production over 1995 levels. While the Company anticipates that its cash flow from membership and E&O operations will continue to be significantly negatively impacted by the discounted membership options and the shift in membership composition, the Company believes that cash flow generated from its warranty operations will be sufficient to meet its operating needs on an ongoing basis.

In the first six months of 1996, net cash provided by operating activities totaled $3,072,000, as compared to net cash used in operations of $422,000 in the corresponding 1995 period. This increase in net cash provided by operating activities is primarily due to liquidation of certain investment balances, which was necessary to meet the high claims demands resulting from the severe winter weather during December 1995, January and February 1996, and again in May 1996, and also to offset the effects of decreasing membership revenues. In early 1996, the Company changed its vendor payment terms to more appropriately match its operating cycle. This change moved the Company's payment cycle from approximately 20 days to approximately 30 days. Also impacting cash flows from operating activities are various payments for Affiliate and Member commissions, which increase as production increases. In the first six months of 1996, the Company used $1,733,000 in investing activities, as compared to $623,000 in the 1995 six months, primarily due to increased expenditures for property and equipment. Also, in an effort to maximize investment earnings potential, the Company transferred certain securities from its trading portfolio to its available for sale portfolio, pursuant to a consolidation of investment balances for one of its regulated subsidiaries,. The increases in property and equipment expenditures relate to investments in the Company's processing environment technology, and also to leasehold improvements made in the Company's new leased office building. Net cash used in financing activities totaled $26,000 in the first six months of 1996, as compared to $589,000 in the comparable 1995 period. The 1996 financing activities relate primarily to financing of certain equipment purchases and other obligations, offset by increasing debt repayments, primarily on the Company's obligation to Continental Casualty Company ("CNA").

Cash paid for income taxes is generally expected to approximate the current income tax provision in a given year. However, due to the losses incurred in 1993 and 1994, the Company has currently refundable income tax benefits approximating $1,277,000. A portion of the prior year losses, and the current year loss have generated NOL carryforwards that will be used to offset future taxable income. Despite these NOL carry forwards, the Company will be required to make estimated tax payments until certain of the losses generated for financial statement purposes become deductible for tax purposes. The Company intends to file for further refunds of taxes paid in prior years. The application for refund filed by the Company in 1995, approximating $1,277,000 is still pending. The refund has been pledged to Acceleration National Insurance Company (" Acceleration") as security for the judgment rendered against one of the Company's subsidiaries in December 1995. If the refund is received prior to the closing of the merger with Cross Country, the amount will be paid to Acceleration in reduction of the amount payable at closing, under the terms of the settlement agreement. In the first six months of 1996, the Company made estimated state and federal tax payments of approximately $129,000 relating to the 1995 and 1996 tax years.

In consideration for CNA's assumption of certain reinsurance obligations of POMG Insurance Company, Ltd ("POMG"), a wholly owned subsidiary of the Company prior to its May 1995 liquidation, the Company has agreed to pay CNA $5,000,000 out of certain revenue sources, over a period estimated to be five years from the commencement of the CNA E&O program in 1993 toward the ultimate settlement of the transferred losses and expenses. The agreements with CNA impose certain restrictive covenants until the $5,000,000 CNA Obligation is satisfied. These covenants include limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS Insurance Agency, Inc. subsidiary and in the Company's Member list. Through December 31, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. The Company forwards half of its commissions earned under the CNA E&O program to CNA, to be applied as debt repayments on the obligation until its satisfaction. In March 1996, the Company revised its repayment schedule for the CNA obligation, due to the 1995 premium quota shortfalls. Accordingly, through the remainder of 1996, a portion of the repayments made to CNA will be at fixed amount, to make up for the repayment shortfall caused by the premium volume shortfall in 1995. In addition to this fixed monthly repayment, the Company will continue to remit 50% of the commission generated on premium volume collections.

As of June 30, 1996, the net present value of the balance due to CNA under this obligation was $3,463,000. During the first six months of 1996 the Company made principal repayments of approximately $139,000 against the obligation. In addition to the assets transferred to CNA, the Company has guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred. This guarantee is secured by $3,000,000 cash collateral posted by the Company. The Company has agreed, if necessary, to pay an additional $2,000,000 out of future commissions related to the guarantee. Should this occur, the repayments on the $5,000,000 obligation will be delayed until the $2,000,000 is paid. The Company will not be required to further reduce its collected commission by more than 50% under these agreements. The Company has not recorded a provision for this guarantee, based upon the advice of its special insurance counsel, that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage. OnApril 10, 1996 CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor ithe reinsurance treaty. Under the terms of the Company's agreement with CNA, the Company must pay the cost of arbitration, which totaled $40,000 through June 30, 1996.

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. The judgment is recorded in accrued and other expenses in the accompanying consolidated balance sheets. Under the terms of the Merger Agreement, Cross Country has agreed to satisfy the obligation of the Company to Acceleration, pursuant to the terms of a settlement agreement, at the closing of the merger.

Seventeen of the states in which the Company's subsidiaries operate regulate the home warranty business. As of June 30, 1996, approximately $9,300,000 of cash and investments are needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Of this amount, approximately $1,200,000 of cash and investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Increases in warranty production, as seen thus far in the first quarter of 1996, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $11,700,000 as of June 30, 1996. The Company is currently in compliance with all applicable surplus requirements.

The Company is continuing its efforts to upgrade its current computer and processing environments, in an attempt to increase operational efficiency, improve management information, and allow for future growth in the Company's business. This plan is currently expected to have an incremental cost of approximately $750,000 in excess of the costs incurred to date and the costs of maintaining, servicing and improving the existing system. Management expects that sufficient funds will be available to cover the cost of the upgrade. If such funds are not available, or, as in the past, parts of this project will be deferred.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits and Index to Exhibits

                           11. Computation of Net Income per Common Share for the three and six month periods ended June 30, 1996 and 1995.

                  (b)      Reports on Form 8-K

                           On June 9, 1996, the Company filed an Agreement and Plan of Merger, dated as of May 14, 1996, between the Company and the Cross Country Group ("Cross Country"), pursuant to which Cross Country has agreed to acquire all of the outstanding shares of the Company for $2.35 per share in cash.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOMEOWNERS GROUP, INC.

August 12, 1996                             By:    /S/ C. GREGORY MORRIS
                                                  ----------------------
                                            C. Gregory Morris
                                            Vice President, Treasurer and
                                            Chief Financial Officer