Form 10-Q
period 1996-09-30
HOMEOWNERS GROUP INC
filed 1996-11-14
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1996


                                         OR


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to __________________

                           Commission File Number 0-17338



                             HOMEOWNERS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                65-0033743
 ------------------------------                            -------------------
 State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

 400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA                  33325
 ------------------------------------------------                ----------
 (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (954) 845-9100
                                                           --------------


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

On October 25, 1995, there were 5,558,350 shares of the registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,                   DECEMBER 31,
                                                                                   1996                           1995
                                                                        ---------------------------      ------------------------
                                                                               (UNAUDITED)                      (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                                             $3,226,461                      $997,336
  Trading securities                                                                     4,854,498                     9,250,349
  Current portion of securities available for sale                                       1,053,836                     1,811,624
  Miscellaneous receivables                                                              1,356,290                     1,278,044
  Deferred home warranty acquisition costs                                               6,169,724                     5,666,899
  Refundable income taxes                                                                        0                     1,277,449
  Current portion of deferred income taxes                                               6,553,758                     6,769,294
  Prepaid expenses and other current assets                                                637,934                     1,080,458
                                                                        ---------------------------      ------------------------

  Total current assets                                                                  23,852,501                    28,131,453

  Restricted cash                                                                        3,160,000                     3,160,000
  Non-current portion of securities available for sale                                   5,756,631                     1,834,981
  Property and equipment - net                                                           4,243,853                     3,581,893
  Other assets                                                                             530,060                       432,327
  Deferred and refundable income taxes - net of current portion                          1,935,713                     1,373,608
                                                                        ---------------------------      ------------------------

        TOTAL                                                                          $39,478,758                   $38,514,262
                                                                        ===========================      ========================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                      $2,244,911                    $1,219,699
  Litigation settlement                                                                  3,786,932                     5,156,022
  Accrued expenses payable                                                               5,517,651                     5,209,202
  Current maturities of long term debt                                                   1,843,918                     1,537,257
  Deferred home warranty revenue                                                        18,039,065                    16,239,431
                                                                        ---------------------------      ------------------------

  Total current liabilities                                                             31,432,477                    29,361,611

  Long term debt - net of current portion                                                1,879,020                     2,591,929

   Commitments and contingencies

    Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares authorized; 5,558,350 shares issued and outstanding
            at September 30, 1996 and December 31, 1995                                     55,584                        55,584
        Additional paid-in capital                                                       7,458,288                     7,458,288
        Retained earnings                                                               (1,380,147)                   (1,006,367)
        Unrealized holding gain (loss) on securities available for sale                     33,536                        53,217
                                                                        ---------------------------      ------------------------

  Total stockholders' equity                                                             6,167,261                     6,560,722
                                                                        ---------------------------      ------------------------

        TOTAL                                                                          $39,478,758                   $38,514,262
                                                                        ===========================      ========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                               SEPTEMBER 30,

                                           ----------------------------------------   ------------------------------------------
                                                  1996                 1995                   1996                  1995
                                           ----------------------------------------   ------------------------------------------

OPERATING REVENUE                                  $12,040,374         $11,540,238             $33,971,432          $33,593,030

OPERATING COSTS AND EXPENSES:
Direct expenses                                      9,679,526           9,267,857              27,173,289           25,899,415
General and administrative expenses                  2,208,928           2,055,903               7,052,270            7,008,609
Unusual items                                          417,381                   0                 417,381                    0
                                           --------------------  ------------------   ---------------------  -------------------
Total                                               12,305,835          11,323,760              34,642,940           32,908,024
                                           --------------------  ------------------   ---------------------  -------------------

OPERATING INCOME (LOSS)                               (265,461)            216,478                (671,507)             685,006

OTHER INCOME (EXPENSE):
Investment income - net                                294,110             148,520                 483,896            1,041,872
Other income (expense) - net                          (180,006)           (119,921)               (392,169)            (291,820)
                                           --------------------  ------------------   ---------------------  -------------------
Total                                                  114,103              28,599                  91,727              750,052

INCOME BEFORE INCOME TAXES                            (151,357)            245,077                (579,780)           1,435,058

PROVISION FOR INCOME TAXES                              47,000            (103,000)                206,000             (564,000)
                                           --------------------  ------------------   ---------------------  -------------------

NET INCOME (LOSS)                                    ($104,357)           $142,077               ($373,780)            $871,058
                                           ====================  ==================   =====================  ===================


PER SHARE AMOUNTS:

         Net income (loss)                              ($0.02)              $0.03                  ($0.07)               $0.16
                                           ====================  ==================   =====================  ===================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           5,558,350           5,558,350               5,558,350            5,558,350



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                 ----------------------------------------------
                                                                                          1996                    1995
                                                                                 ----------------------------------------------
Cash flows from operating activities:
Net income                                                                                    ($373,780)              $871,058
Adjustments:
   Depreciation and amortization                                                                589,286                430,333
   Provision (benefit) for deferred income taxes                                                245,000               (589,000)
   (Gain) loss on trading securities                                                             98,326               (445,989)
   Other net changes in assets and liabilities:
      Decrease in miscellaneous receivables                                                     (78,246)               (60,312)
      (Increase) decrease in deferred home warranty acquisition costs                          (502,825)               132,489
      Decrease in deferred income taxes                                                         685,879              1,121,074
      (Increase) decrease in prepaid expenses and other assets                                  283,380                (50,012)
      Increase (decrease) in accounts payable                                                 1,025,212               (255,268)
      Decrease in litigation settlement                                                      (1,369,090)                     0
      Increase (decrease) in accrued expenses payable                                           308,449             (1,029,732)
      Increase (decrease) in deferred home warranty revenue                                   1,799,634                (59,061)
      Purchases of trading securities                                                        (3,791,187)              (830,264)
      Proceeds from sales of trading securities                                               5,716,104              1,176,935
                                                                                 -----------------------  ---------------------
Net cash provided by operating activities                                                     4,636,142                412,251
                                                                                 -----------------------  ---------------------

Cash flows from investing activities:
      Property and equipment expenditures                                                    (1,189,835)            (1,262,761)
      Purchases of securities classified as available for sale                               (3,036,938)            (1,245,890)
      Proceeds from sale of securities classified as available for sale                       2,226,004              1,067,972)
                                                                                 -----------------------  ---------------------
Net cash used in investing activities                                                        (2,000,769)            (1,440,679)
                                                                                 -----------------------  ---------------------

Cash flows from financing activities:
      Repayments of debt                                                                     (1,090,876)              (507,375)
      Amortization of discount on long term debt                                                148,378                207,825
      Purchases of restricted cash                                                                    0             (1,752,149)
      Borrowings under capital lease obligation                                                 536,250                140,000
                                                                                 -----------------------  ---------------------
Net cash used in financing activities                                                          (406,247)            (1,911,699)
                                                                                 -----------------------  ---------------------

Net increase (decrease) in cash and cash equivalents                                          2,229,125             (2,940,127)

Cash and cash equivalents at beginning of period                                                997,336              5,875,844
                                                                                 -----------------------  ---------------------

Cash and cash equivalents at end of period                                                   $3,226,461             $2,935,717
                                                                                 =======================  =====================

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest                                                                                   $169,622               $215,272
    Income taxes                                                                                137,499                 30,814


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

1. GENERAL

The consolidated balance sheet as of September 30, 1996 and the consolidated statements of income and cash flows for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for the periods presented, have been made.

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

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. The judgment is reported separately under the caption "Litigation settlement" in the accompanying consolidated balance sheets. In May, 1996, the Company entered into a definitive merger agreement (the "Merger Agreement") with The Cross Country Group, Inc. ("Cross Country"), pursuant to which Cross Country agreed to purchase all of the outstanding shares of the Company for $2.35 per share in cash. The Merger Agreement was amended as of October 31, 1996, to reflect a price of $2.06 per share in cash. Under the terms of the Merger Agreement, Cross Country agreed to pay the balance due to Acceleration National Insurance Company ("ANIC") under a settlement agreement, upon closing of the Merger. Pursuant to the settlement agreement, on September 4, 1996, the Company paid to ANIC the full amount of its 1994 federal income tax refund, together with interest, which totaled $1,401,485. The remaining balance due bears interest at the rate of 10% per annum from September 1, 1996 until the settlement amount is paid in full. An affiliate of Cross Country purchased the judgment from ANIC as of October 31, 1996, for approximately $2.75 million. The Cross Country affiliate has agreed, under certain conditions, to take no action to collect on the judgment before January 31, 1997. See further discussion in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS.

In February 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, by the former franchisee of the Pennsylvania territory, alleging breach of contact, fraud and misrepresentation, and seeking damages in the amount of $50,000, trebled, reimbursement of costs and attorney's fees, and an injunction to prevent the Company from terminating the franchise agreement. The case was transferred to federal court in Florida on July 11, 1996. The Company believes this suit is without merit. On October 10, 1996, the former franchisee filed a lawsuit in the state court in Florida against a subsidiary of the Company and two of the Company's directors alleging fraud, and seeking damages of $350,000. The Company believes that this suit is also without merit, and has filed a motion for abatement of the action. Accordingly, no accrual for either of these matters has been reflected in the accompanying consolidated financial statements.

In connection with the transfer of the net assets of POMG Insurance Company, Ltd ("POMG") to Continental Casualty Company ("CNA"), the Company guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred to CNA. This asset represents amounts recoverable from a third party reinsurance company under a reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. The Company has placed $3,000,000 into a collateral accountto secure its guarantee, and has also agreed, if necessary, to pay the additional $2,000,000 related to the guarantee from future commissions. The Company has not recorded a provision for this guarantee, based on the opinion of its special insurance counsel that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and that the various objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage. On April 10, 1996, CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor the reinsurance treaty. The arbitration process has begun and is currently in the early stage of discovery.

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

In December 1994, the Company re-priced all outstanding employee options to $2.00 per share, with the exception of the options granted to the current Chairman and the former Chairman of the Board of Directors and the Chief Financial Officer. The options granted to the Chief Financial Officer were re-priced to $3.00 per share. The options granted to the former Chairman were canceled effective January 1995. Upon such cancellation, 100,000 options were granted to the current Chairman of the Board, at $3.00 per share. In December 1995, all of the options granted to the Chief Financial Officer were re-priced to $2.00 per share. Also in December 1995, 140,000 options granted to the Chairman from 1988 through 1992 were canceled and replaced by a new grant of 140,000 options, exercisable for a ten year period at $2.00 per share. At the same time, an additional grant of 120,000 options was issued to the Chairman of the Board, effective January 2, 1996. The options became fully exercisable as of the effective date. Information with respect to options under the above plans follows:


                                OPTION PRICE                                            AVAILABLE
         STOCK OPTIONS             PER SHARE       OUTSTANDING       EXERCISABLE        FOR GRANT
         ----------------------------------------------------------------------------------------
    At December 31, 1993         4.00 - 9.75           558,550           206,050           38,450
                                 -----------          --------           -------         --------
         Granted                        2.00            80,000                            (80,000)
         Became exercisable             5.75                              75,900
         Canceled                 4.00 -9.75          (156,250)          (43,650)         156,250
                                 -----------          --------           -------         --------
    At December 31, 1994         2.00 - 9.00           482,300           238,300          114,700

         Granted                       2.00            240,000                           (240,000)
         Became exercisable            2.00                              203,000
         Canceled                      2.00           (286,600)         (224,600)         286,600
                                 -----------          --------           -------         --------
    At December 31, 1995              $2.00            435,700           216,700          161,300

         Became exercisable            2.00                              147,000
         Canceled                      2.00             (5,850)           (5,850)           5,850
                                 -----------          --------           -------         --------
    At September 30, 1996             $2.00            429,850           357,850          167,150
                                 -----------          --------           -------         --------

In May 1992, effective September 1991, the Company adopted a non-employee directors' stock option plan authorizing issuance of up to 300,000 shares of common stock. Options under this plan become exercisable annually over the five years following the date of grant and expire no later than ten years after the date of grant. Options for 75,000 shares were granted at $6.50 per share on September 26, 1991; options for 25,000 shares were granted at $5.50 per share on January 28, 1993; options for 25,000 shares were granted at $3.375 per share on September 23, 1993; and options for 25,000 shares were granted at $0.75 per share on December 22, 1995. As of September 30, 1996, options for 117,500 shares remained outstanding, of which 62,500 were exercisable.

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

The rights are intended to enable all of the Company's stockholders to realize the long term value of their investment in HOMG. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting the takeover. The rights will expire at the close of business November 1, 2000. As part of the amendment to the Merger Agreement, the stock rights plan was amended to permit Cross Country and its affiliates to purchase an unlimited number of shares in privately negotiated transactions, without the rights being distributed or becoming exercisable.

4.  RECLASSIFICATIONS

Certain amounts in the accompanying 1995 consolidated financial statements have been reclassified from amounts previously reported to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

A Special Committee of the Board of Directors was formed in January 1995 to examine alternatives to enhance stockholder value. The Company announced on May 15, 1996 that it had entered into a definitive merger agreement (the "Merger Agreement") with The Cross Country Group, Inc. ("Cross Country"), pursuant to which Cross Country agreed to acquire all of the outstanding shares of the Company for $2.35 per share in cash. As OF October 31, 1996, the Merger Agreement was amended to reflect a price of $2.06 per share in cash. As part of the amendment to the Merger Agreement, the Company's stock rights plan was amended to permit Cross Country and its affiliates to purchase an unlimited number of shares in privately negotiated transactions without the rights being distributed or becoming exercisable. The merger is subject to a number of conditions, including approval of the transaction by the stockholders of the Company and by regulatory authorities. The Board of Directors has approved the transaction and will recommend ratification of the agreement at the Special Stockholders' meeting called to consider the merger. The amendment to the Merger Agreement extends the anticipated closing date to no later than March 31, 1997.

Under the terms of the Merger Agreement, Cross Country initially agreed, upon closing of the merger, to pay the balance due to Acceleration National Insurance Company ("ANIC") under a settlement agreement relating to a judgment against one of the Company's subsidiary's held by ANIC. In November of 1996, an affiliate of Cross Country purchased the judgment from ANIC. The Cross Country affiliate has agreed, under certain conditions, to take no action to collect on the judgment before January 31, 1997. The Company has guaranteed the judgment and has pledged the stock of two of its subsidiaries to secure the judgment. The subsidiaries have also granted a security interest in their assets to secure the judgment.

The Company has been notified by the Internal Revenue Service that its tax return for the year ended December 31, 1994 and the carryback years of 1993, 1992 and 1991 have been selected for audit. The audit is scheduled to begin in the fourth quarter of 1996.

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

Membership provides access to home warranty contracts and the real estate brokers E&O insurance, in addition to access to the following programs: a membership-wide referral networking system (REFNET(registered trademark)), the HMS BuyerTrack(registered trademark) Follow-Up System, the HMS Consumer Reach Program, the HMS Risk Management System(registered trademark), and certain advertising and public relations materials.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO SEPTEMBER 30, 1995

Home Warranty Operations:

Home warranty revenue, totaling $29,845,000 and representing 88% of total operating revenue for the nine months ended September 30, 1996, increased 7% from the corresponding 1995 figure of $27,813,000 or 83% of total operating revenue. Because of the Company's warranty revenue recognition policy, under which warranty revenue is recognized over the contract term, generally twelve months, the revenue earned in any period is impacted by warranty production in the preceding eleven months, in addition to current period production. Consequently, revenue recognition generally lags behind production, and the revenue increase experienced in the first nine months of 1996, as compared to the same 1995 period is due to the combined impact of higher warranty production in the last eleven months of 1995, as compared to the corresponding period for 1994 and the increases experienced in the first nine months of 1996 as compared to the corresponding 1995 period. Warranty contract sales in the first nine months of 1996 were 14% higher than in the 1995 first nine months, as a result of increased sales opportunities corresponding to increased residential resale transactions during the first nine months of 1996. This trend is consistent with industry experience. The impact of this increase in warranty contract sales will continue to affect warranty revenue recognition in future quarters, due to the impact of the warranty revenue recognition method, as discussed above. Renewal warranty contract sales in the first nine months of 1996 were 22% higher than in the 1995 first nine months. The renewal success rate has improved to approximately 20% as opposed to approximately 15% during the comparable period in 1995. Renewal contract sales represented 14% of total contract sales for the 1996 nine month period, versus 13% of total contract sales in the 1995 nine month period. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, increased to 80.6% in the 1996 nine month period from 79.8% in the corresponding 1995 period. This increase is primarily due to the impact on claims expenses of the harsher winter weather in the first quarter of 1996 as compared to the first quarter of 1995, combined with the extremely hot summer weather in May, June and July of 1996. Changing weather patterns, particularly when severe, have a negative impact on the Company's claims expense incurred. Average severity increased by 3% during the current 1996 nine month period, while frequency increased 2% over the corresponding 1995 levels.

The 1996 warranty acquisition cost ratio is approximately 0.5% lower than the comparable 1995 ratio. The Company's acquisition costs vary in different locations, and as the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management does not expect a significant change to occur in the near future.


Membership and Other Operations:

Membership related revenue was 30% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream. As of September 30, 1996, only approximately 29% of the Company's membership participated in the Company's E&O program, as compared to approximately 41% as of September 30, 1995. These Full E&O members generate the majority of the Company's membership revenue. The remaining 71% of the Company's membership does not pay the marketing/placement fees associated with Full E&O membership. Additionally, non E&O members often pay a reduced annual membership or renewal fee, or these fees may even be waived.

Direct expenses of the membership operations declined only 21%, and approximated 76% of related revenue for the first nine months of 1996 as compared to 68% of related revenue for the comparable prior year period. The increasing cost ratio results from the impact of certain fixed costs which do not decline with decreases in revenue.

E&O Brokerage Operations:

E&O brokerage revenue for the nine months ended September 30, 1996, totaled $742,000, a decrease of 21% from the $935,000 reported in the first nine months of 1995. The decrease relates to the continuing declines in the Company's Full E&O membership base discussed above.

Direct costs of the E&O brokerage operations increased from $446,000 or 48% of related revenue in the 1995 first nine months to $530,000 or 71% of related revenue in the comparable 1996 period. The Company pays 25% of the commission it earns on the E&O premiums collected to the Affiliates generating the premium volume. Also, certain policy costs were incurred in the first nine months of 1996 relative to the Seller's E&O program which were not incurred in each of the first nine months of 1995, due to the change in funding the policy and a change in insurers which took place in June 1995.

G&A Expense:

General and administrative expenses ("G&A") for the first nine months of 1996 totaled $7,052,000, as compared to $7,009,000 in the first nine months of 1995. The 1995 total was net of a credit of approximately $276,000 related to certain amounts accrued for the 1994 discontinuance of the Company's UK subsidiary, which were not required to be paid. Upon the 1995 liquidation of the entity, the accrued and unpaid amounts were reversed. In 1996, the Company has experienced some decreases in legal fees, rent, telephone and insurance expenses. As a percentage of revenue, G&A was 20.8% for the first nine months of 1996, compared to 20.9% in the first nine months of 1995.

Unusual Items:

The Company has terminated its Agency Agreement and Administration contract with New Hampshire Insurance Company ("NHIC"). As a part of the termination arrangement, the Company has agreed to pay approximately $260,000 to NHIC, and has also agreed to indemnify NHIC for all claims incurred under contracts issued during the time the agreements were in effect. In addition, effective September 15, 1996, the Company terminated an employment contract with one of its officers, and has agreed to pay the former officer severance and related benefits totaling approximately $157,000 over the following ten months. Charges for both of these items are included in the accompanying consolidated statements of income under the caption "Unusual items."

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading and available for sale securities owned by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income decreased from $750,000 for the nine months ended September 30, 1995 to $92,000 in the current year nine month period. This decrease is primarily due to market interest rate fluctuations, which have caused the fair value of the Company's investment portfolio, consisting mainly of mutual funds and debt instruments, to decline from the 1995 market values. Approximately $340,000 of the 1995 income related to realized holding gains on the Company's investment portfolio of trading securities. In the 1996 nine month period, the Company realized holding losses of approximately $142,000. One of the Company's regulated subsidiaries sold its portfolio of mutual funds and reinvested in treasury bonds, resulting in, effective July 1, 1996, a change in classification from trading securities to available for sale. Accordingly, holding gains and losses on this portfolio are no longer included in the Company's consolidated income statement, but will instead be included as a separate component in stockholders equity as required for securities available for sale. Also, the treasury bonds subsequently purchased within this portfolio carry a later maturity date, resulting in a shift in the Company's current and non-current classification of securities as reported in the Company's consolidated balance sheets.

On August 30, 1996 the Company received a federal income tax refund for 1994 of $1,401,485, including interest of approximately $124,000, which was paid to ANIC according to a settlement agreement. Effective September 1, 1996, interest began to accrue on the balance owed to ANIC at 10% per annum, resulting in a charge to interest expense in September 1996 of approximately $33,000. Interest will continue to accrue on the outstanding balance until the settlement amount is paid in full. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $300,000 in the first nine months of 1996, of which the Company's 50% share of $150,000 has been reported in other income (expense), net. Interest expense on the Company's obligation to CNA approximating $148,000 is also included in this caption. See "Liquidity and Capital Resources".

Income Taxes:

The Company's effective income tax rate for the current nine month period was a benefit of 36%, as compared to 39% provision in the comparable 1995 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1996, as there are no significant permanent differences which would generate such a change.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO SEPTEMBER 30, 1995

Home Warranty Operations:

Home warranty revenue, totaling $10,686,000 and representing 89% of total operating revenue for the three months ended September 30, 1996, increased 11% from the corresponding 1995 figure of $9,620,000, or 83% of total operating revenue. This revenue increase is due primarily to the impact of warranty production increases in the eleven month period preceding the current quarter, in addition to increases in the current quarter production, as compared to the comparable 1995 and prior periods. This impact results from the Company's warranty revenue recognition policy under which warranty revenue is recognized over the contract term, generally twelve months. Warranty contract sales in the third quarter of 1996 were 7% higher than in the 1995 third quarter. For the first time in 1996, the September 1996 first year warranty production was flat as compared to the September 1995 level. Both of these trends are consistent with industry experience. Renewal warranty contract sales in the third quarter of 1996 were 0.7% higher than in the 1995 third quarter, and approximated 14% of total contract sales. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, remained constant at 83% for both third quarter periods. The third quarter 1996 increase in severity of 3% was essentially offset by the 1996 third quarter 6% decrease in frequency, as compared to the 1995 third quarter.

The 1996 third quarter warranty acquisition cost ratio was 1% lower than the comparable 1995 third quarter ratio. The Company's acquisition costs vary in different locations, and as the volume of contract sales shifts among geographic regions, the Company's overall acquisition cost ratio changes.. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management does not expect a significant change to occur in the near future.

Membership and Other Operations:

Membership related revenue for the 1996 third quarter was 31% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream, consistent with recent experience.

Direct expenses of the membership operations declined 26% and approximated 67% of related revenue for the third quarter of 1996 as compared to 62% of related revenue for the comparable prior year period. The increasing cost ratio results from the impact of certain fixed costs which do not decline with decreases in revenue.

E&O Brokerage Operations:

E&O brokerage revenue for the three months ended September 30, 1996 totaled $271,000, a decrease of 22% from the 1995 third quarter revenue of $348,000. The decrease related to the continuing declines in the Company's Full E&O membership base.

Direct costs of the E&O brokerage operations decreased from $219,000 or 63% of related revenue in the 1995 third quarter to $150,000 or 55% of related revenue in the comparable 1996 period. The decrease was due to reductions in the monthly fee charged for certain risk management programs provided for the Company's membership, paired with declining commissions paid to the Affiliates as a result of the declining premium volume.

G&A Expense:

General and administrative expenses ("G&A") increased from $2,055,000 in the third quarter of 1995 to $2,208,000 in the third quarter of 1996, an increase of 7%. The increase is primarily due to reductions in certain credits earned by the Company on the volume of E&O premium written, which reduce the G&A expense incurred. In addition, certain increases were related to a write-off of obsolete print items, including amounts related to discontinuance of the monthly real estate publication previously provided to the Company's members. As a percentage of revenue, G&A increased from 17.8% in the 1995 third quarter, to 18.3% in the 1996 third quarter.

Unusual Items:

Unusual charges totaling approximately $417,000 were incurred in the third quarter of 1996, related to certain contract termination arrangements, as discussed in the NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO SEPTEMBER 1995 section herein.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income increased from $29,000 for the third quarter of 1995 to $114,000 in the current year third quarter. This increase is due to the inclusion in interest income of the interest amount the Company received with its 1994 income tax refund from the IRS, which approximated $124,000. Approximately $55,000 in realized holding losses was included in the third quarter 1995 investment income total, as compared to realized holding losses of $14,000 in the 1996 third quarter. One of the Company's regulated subsidiaries sold its portfolio of mutual funds and reinvested in treasury bonds, resulting in, effective July 1, 1996, a change in classification from trading securities to available for sale. Accordingly, holding gains and losses on this portfolio are no longer included in the Company's consolidated income statement, but will instead be included as a separate component in stockholders equity as required for securities available for sale. Also, the treasury bonds subsequently purchased within this portfolio carry a later maturity date, resulting in a shift in the Company's current and non-current classification of securities as reported in the accompanying consolidated balance sheets.

On August 30, 1996 the Company received a federal income tax refund for 1994 of $1,401,485, including interest of approximately $124,000, which was paid to ANIC according to a settlement agreement. Effective September 1, 1996, interest began to accrue on the balance owed to ANIC at 10% per annum, resulting in a charge to interest expense in September 1996 of approximately $33,000. Interest will continue to accrue on the outstanding balance until the settlement amount is paid in full. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $120,000 in the third quarter of 1996, of which the Company's 50% share totaling $60,000 has been reported in other income (expense), net. Interest expense on the Company's obligation to CNA approximating $47,000 is also included in this caption. See "Liquidity and Capital Resources".

Income Taxes:

The Company's effective income tax rate on continuing operations for the third three month period was a benefit of 31%, as compared to a 42% provision in the comparable 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. Consequently, cash flow has generally been adequate to meet current obligations. As a result of increases in home warranty production growth in 1996 as compared to 1995, cash collected on warranty contracts in the first nine months of 1996 was approximately $3,900,000 higher than in 1995. However, the Company incurred heavy claims in the first nine months of 1996, and also experienced significant decreases in the membership and E&O revenue as compared to the 1995 first nine months, which partially offset the increased cash receipts from production growth.

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

In the first nine months of 1996, net cash provided by operating activities totaled $4,636,000, as compared to net cash provided by operations of $412,000 in the corresponding 1995 period. This increase in net cash provided by operating activities is primarily due to liquidation of certain investment balances, which was necessary to meet the high claims demands resulting from the severe winter weather during December 1995, and January, February, May, June and July 1996, and also to offset the effects of decreasing membership and E&O revenues. Also contributing to the increase in cash provided by operations was the increasing warranty production in the 1996 nine month period. In addition, in early 1996, the Company changed its vendor payment terms to more appropriately match its operating cycle. This change moved the Company's payment cycle from approximately 20 days to approximately 30 days, and increased its outstanding liabilities by approximately $1,000,000. Further impacting cash flows from operating activities are various payments for Affiliate and Member commissions, which increase as production increases. In the first nine months of 1996, the Company used $2,000,000 in investing activities, as compared to $1,441,000 in the 1995 nine months, primarily due to increased expenditures for property and equipment. Also, in an effort to maximize investment earnings potential, the Company transferred certain securities from its trading portfolio to its available for sale portfolio, pursuant to a consolidation of investment balances for one of its regulated subsidiaries, which resulted in additional use of cash from investing activities, and provided cash from operating activities. The increases in property and equipment expenditures relate to investments in the Company's processing environment technology, and also to leasehold improvements made in the Company's new leased office building. Net cash used in financing activities totaled $406,000 in the first nine months of 1996, as compared to $1,912,000 in the comparable 1995 period. The 1996 financing activities relate primarily to financing of certain equipment and leasehold improvement purchases and other obligations, offset by increasing debt repayments, primarily on the Company's obligation to Continental Casualty Company ("CNA"). The 1995 financing activities included a payment of approximately $1,752,000 made by the Company to the CNA collateral fund.

Cash paid for income taxes is generally expected to approximate the current income tax provision in a given year. However, due to the losses incurred in 1993 and 1994, the Company filed for and received a refund of approximately $1,277,000. The refund was received by the Company on August 30, 1996, and included interest of approximately $124,000, for a total refund of $1,401,000. This full amount was paid to ANIC toward the judgment amount, in accordance with the settlement agreement with ANIC. A portion of the prior year losses, and the current year loss have generated NOL carryforwards that will be used to offset future taxable income. Despite these NOL carry forwards, the Company will be required to make estimated tax payments until certain of the losses generated for financial statement purposes become deductible for tax purposes. The Company intends to file for further refunds of taxes paid in prior years. In the first nine months of 1996, the Company made estimated state and federal tax payments of approximately $137,000 relating to the 1995 and 1996 tax years.

In consideration for CNA's assumption of certain reinsurance obligations of POMG Insurance Company, Ltd ("POMG"), a wholly owned subsidiary of the Company prior to its May 1995 liquidation, the Company has agreed to pay CNA $5,000,000 out of certain revenue sources, over a period estimated to be five years from the commencement of the CNA E&O program in 1993 toward the ultimate settlement of the transferred losses and expenses. The agreements with CNA impose certain restrictive covenants until the $5,000,000 CNA obligation is satisfied. These covenants include limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS Insurance Agency, Inc. subsidiary and in the Company's Member list. Through December 31, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. The Company forwards half of its commissions earned under the CNA E&O program to CNA, to be applied as debt repayments on the obligation until its satisfaction. In March 1996, the Company revised its repayment schedule for the CNA obligation, due to the 1995 premium quota shortfalls. Accordingly, through the remainder of 1996, a portion of the repayments made to CNA will be at a fixed amount, to make up for the repayment shortfall caused by the premium volume shortfall in 1995. In addition to this fixed monthly repayment, the Company will continue to remit 50% of the commission generated on premium volume collections. It is anticipated that the Company will again have a short fall for 1996, and the Company has entered into discussions with CNA regarding the impact of such a shortfall, and the alternative courses of action which may be taken to remedy this shortfall.

As of September 30, 1996, the net present value of the balance due to CNA under this obligation was $3,200,000. During the first nine months of 1996 the Company made principal repayments of approximately $402,000 against the obligation. In addition to the assets transferred to CNA, the Company has guaranteed the validity of a $5,000,000 reinsurance recoverable, one of the POMG assets transferred. This guarantee is secured by $3,000,000 cash collateral posted by the Company. The Company has agreed, if necessary, to pay an additional $2,000,000 out of future commissions related to the guarantee. Should this occur, the repayments on the $5,000,000 obligation will be delayed until the $2,000,000 is paid. The Company will not be required to further reduce its collected commission by more than 50% under these agreements. The Company has not recorded a provision for this guarantee, based upon the advice of its special insurance counsel, that the cover note relating to the reinsurance contract is a binding agreement, enforceable in accordance with its terms, and the objections voiced by the reinsurer do not support a material basis for it to successfully deny coverage. On April 10, 1996 CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor the reinsurance treaty. The arbitration process has begun and is in the early stages of discovery. Under the terms of the Company's agreement with CNA, the Company must pay the cost of arbitration, which totaled approximately $60,000 through September 30, 1996.

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. The judgment is reported separately in the accompanying consolidated balance sheets. Under the terms of the Merger Agreement, Cross Country agreed to pay the balance due to ANIC under a settlement agreement, upon closing of the purchase. Also under the terms of the settlement agreement, on September 4, 1996 immediately following the Company's receipt of its 1994 income tax refund from the IRS, the Company paid to ANIC the full amount of the income tax refund, together with interest, which totaled $1,401,485. The remaining balance due to ANIC bears interest at the rate of 10% per annum from September 1, 1996 until the settlement amount is paid in full. Effective as of October 31, 1996, Cross Country purchased the judgment from ANIC, and has extended the deadline for payment to January 31, 1997. The Company has guaranteed the judgment and has pledged a security interest in two of its subsidiaries to secure the judgment. The subsidiaries have also granted a security interest in their assets to secure the judgment.

Seventeen of the states in which the Company's subsidiaries operate regulate the home warranty business. As of September 30, 1996, approximately $9,600,000 of cash and investments were needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Of this amount, approximately $1,200,000 of cash and investments were held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Increases in warranty production, as seen thus far in the first three quarters of 1996, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $12,400,000 as of September 30, 1996. The Company is currently in compliance with all applicable surplus requirements.

The Company is continuing its efforts to upgrade its current computer and processing environments, in an attempt to increase operational efficiency, improve management information, and allow for future growth in the Company's business. This plan is currently expected to have an incremental cost of approximately $750,000 in excess of the costs incurred to date and the costs of maintaining, servicing and improving the existing system. Management expects that sufficient funds will be available to cover the cost of the upgrade. If such funds are not available, parts of this project will be deferred.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company incurs numerous lawsuits in the ordinary course of its home warranty contract business, typically concerning whether claims under such home warranty contracts are entitled to coverage. The Company does not believe any of these suits are material to the Company's operations or financial results.

In February 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, by the former franchisee of the Pennsylvania territory, alleging breach of contact, fraud and misrepresentation, and seeking damages in the amount of $50,000, trebled, reimbursement of costs and attorney's fees, and an injunction to prevent the Company from terminating the franchise agreement. The case was transferred to federal court in Florida on July 11, 1996. The Company believes this suit is without merit. On October 10, 1996, the former franchisee filed a lawsuit in the state court in Florida against a subsidiary of the Company and two of the Company's directors alleging fraud, and seeking damages of $350,000. The Company believes that this suit is also without merit, and has filed a motion for abatement of the action. Accordingly, no accrual for either of these matters has been reflected in the accompanying consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits and Index to Exhibits

                           11. Computation of Net Income per Common Share for the three and nine month periods ended September 30, 1996 and 1995.

                  (b)      Reports on Form 8-K

                           None.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HOMEOWNERS GROUP, INC.

November 14, 1996            By:    /S/ C. GREGORY MORRIS
                                    ----------------------
                             C. Gregory Morris
                             Vice President, Treasurer and
                             Chief Financial Officer