Form 10-K405/A
period 1995-12-31
HOMEOWNERS GROUP INC
filed 1996-11-27
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from _______ to _____________

                         Commission File Number 0-17338

                             HOMEOWNERS GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                               65-0033743
     ------------------------------------         -------------------
           State or other jurisdiction of           (IRS Employer
            incorporation or organization          Identification No.)

       400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA         33325
       ------------------------------------------------       ----------
         (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (954) 845-9100

           Securities registered pursuant to Section 12(b) of the Act:
                              Name of each exchange
                     Title of Each Class on which registered

                   NONE                                NOT APPLICABLE
             -----------------                         ---------------

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
             -----------------------------------------------------
                                (Title of Class)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA IS AMENDED AS FOLLOWS:

The Company's consolidated balance sheets are amended to reflect accounts payable as a separate caption, and to present the litigation settlement as a separate caption, as follows:


                           CONSOLIDATED BALANCE SHEETS

   --------------------------------------------------------------------------------------------------
   DECEMBER 31,                                                              1995             1994
   ----------------------------------------------------------------------------------   -------------
   ASSETS:
   Current assets:
     Cash and cash equivalents                                          $    997,336     $ 5,875,844
     Trading securities                                                    9,250,349       8,244,409
     Current portion of securities available for sale                      1,811,624          17,506
     Miscellaneous receivables                                             1,278,044       1,153,188
     Deferred home warranty acquisition costs                              5,666,899       5,677,322
     Refundable income taxes                                               1,277,449       1,816,149
     Deferred income taxes                                                 6,769,294       4,880,781
     Prepaid expenses and other current assets                             1,080,458       1,281,693
                                                                       --------------   -------------
     Total current assets                                                $28,131,453      28,946,892


     Restricted cash                                                       3,160,000       1,407,851
     Non-current portion of securities available for sale                  1,834,981       4,078,966
     Property and equipment - net                                          3,581,893       2,009,165
     Other assets                                                            432,327       1,177,026
     Deferred income taxes - net of current portion                        1,373,608       1,579,345
                                                                       --------------   -------------
           TOTAL                                                         $38,514,262     $39,199,245
                                                                       ==============   =============


   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Accounts payable                                                   $  1,220,140    $  1,763,718
     Accrued expenses                                                      5,208,761       8,533,095
     Litigation settlement                                                 5,156,022               -
     Current maturities of long term debt                                  1,537,257       1,065,487
     Deferred home warranty revenue                                       16,239,431      16,118,752
                                                                       --------------   -------------
          Total current liabilities                                       29,361,611      27,481,052

     Long term debt - net of current portion                               2,591,929       3,316,845

     Commitments and contingencies - See Note 10

     Stockholders' equity:
           Preferred stock - $0.01 par value; 5,000,000
               shares authorized; none issued and outstanding                      -               -
           Common stock - $0.01 par value; 45,000,000 shares
               authorized; 5,558,350 shares issued and outstanding
               at December 31, 1995 and 1994                                  55,584          55,584
           Additional paid-in capital                                      7,458,288       7,458,288
           Retained earnings (accumulated deficit)                       (1,006,367)         902,289
           Unrealized holding  gain (loss) on securities available            53,217        (14,813)
               for sale (net of taxes of $34,745 in 1995)
                                                                       --------------   -------------
     Total stockholders' equity                                            6,560,722       8,401,348
                                                                       --------------   -------------
           TOTAL                                                         $38,514,262     $39,199,245
                                                                       ==============   =============

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FOOTNOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, REVENUE AND EXPENSE RECOGNITION, IS AMENDED TO READ AS FOLLOWS:

Revenue And Expense Recognition -- Home warranty contract revenue is recognized over the life of the contract (generally one year) in proportion to historical experience of repair costs. Direct costs incurred in acquiring the contracts are recognized in the same manner. In the third quarter of 1993, the Company refined its definition of direct acquisition costs to include certain additional expenses, such as incentive bonuses paid to the Company's Members and Affiliates, costs of personnel directly involved in acquiring the contracts, and premium taxes. Such costs have been reclassified from amounts previously reported according to this refinement. Repair costs under home warranty contracts are expensed as mechanical breakdowns are reported to and repairs are authorized by the Company. Initial and renewal membership fees are recognized upon collection and enrollment of a new member or upon processing the renewal application of a renewed member. E&O premium commissions are recognized upon collection of the related premiums. All other revenues and expenses are recognized upon delivery or receipt of the related products or services.

FOOTNOTE 7. INCOME TAXES, IS AMENDED AS FOLLOWS:

Paragraph five, relating to realization of the Company's deferred tax asset is amended to read as follows:

Realization of the deferred tax asset is dependent on generating sufficient taxable income during the carryforward periods. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced. In reaching this determination, management reviewed the Company's historical performance, and projections of future results, should the Company's performance continue at the current level, exclusive of non-recurring events and transactions. These projections provided positive evidence of future probable realization of the full tax asset within the prescribed carryforward time frame. The projected realization also considered the negative impact of charges which could result from adverse resolution of certain outstanding contingencies; most notably the Company's guarantee to CNA of a $5 million reinsurance recoverable, related to the transfer of the POMG net assets. Negative evidence reviewed consisted of several non-recurring charges incurred by the Company over the past three years. As each of these charges was deemed to be unusual in nature, each of them different from the other, and there was no expectation of future recurrences of such items, the positive evidence was determined to outweigh the negative evidence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOMEOWNERS GROUP, INC.

Date:  November 27, 1996                                /S/ CARL BUCCELLATO
                                                        ---------------------
                                                        Carl Buccellato, Chairman of the Board
                                                        President and Chief Executive Officer

Date:  November 27, 1996                                /S/ C. GREGORY MORRIS
                                                        ---------------------
                                                        C. Gregory Morris, Vice-President,
                                                        Treasurer and Chief Financial Officer



Date:  November 27, 1996                                /S/ KAREN CHILDRESS
                                                        ---------------------
                                                        Karen Childress, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual
Report has also been signed by the following persons on behalf of the Registrant in the capacities indicated:

                                 MEMBERS OF THE BOARD OF DIRECTORS

Date:  November 27, 1996                                /S/ CARL BUCCELLATO
                                                        ---------------------
                                                        Carl Buccellato, President, Chairman and
                                                        Chief Executive Officer


Date:  November 27, 1996                                /S/ DIANE M. GRUBER
                                                        -------------------
                                                        Diane M. Gruber, Director


Date:  November 27, 1996                                /S/ GARY D. LIPSON
                                                        ---------------------
                                                        Gary D. Lipson, Director


Date:  November 27, 1996                                /S/ MICHAEL A. NOCERO, JR. MD.
                                                        ------------------------------
                                                        Michael A. Nocero, Jr. M.D., Director

Date:  November 27, 1996                                /S/ MELVIN STEWART
                                                        ---------------------
                                                        Melvin Stewart, Director