Form 10-K405/A
period 1995-12-31
HOMEOWNERS GROUP INC
filed 1997-02-06
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A
                                 AMENDMENT NO. 3

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

DELOITTE & TOUCHE, LLP
Miami, Florida
March 27, 1996


                           CONSOLIDATED BALANCE SHEETS

   ----------------------------------------------------------------------------------
   DECEMBER 31,                                               1995          1994
   ----------------------------------------------------------------------------------

   ASSETS:
   Current assets:
     Cash and cash equivalents                                $997,336    $5,875,844
     Trading securities                                      9,250,349     8,244,409
     Current portion of securities available for sale        1,811,624        17,506
     Miscellaneous receivables                               1,278,044     1,153,188
     Deferred home warranty acquisition costs                5,666,899     5,677,322
     Refundable income taxes                                 1,277,449     1,816,149
     Deferred income taxes                                   6,769,294     4,880,781
     Prepaid expenses and other current assets               1,080,458     1,281,693
                                                           -----------   -----------

     Total current assets                                  $28,131,453    28,946,892

     Restricted cash                                         3,160,000     1,407,851
     Non-current portion of securities available for sale    1,834,981     4,078,966
     Property and equipment - net                            3,581,893     2,009,165
     Other assets                                              432,327     1,177,026
     Deferred income taxes - net of current portion          1,373,608     1,579,345
                                                           -----------   -----------

           TOTAL                                           $38,514,262   $39,199,245
                                                           ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Accounts payable                                       $1,220,140    $1,763,718
     Accrued expenses                                       $5,208,761    $8,533,095
     Litigation settlement                                   5,156,022      --
     Current maturities of long term debt                    1,537,257     1,065,487
     Deferred home warranty revenue                         16,239,431    16,118,752
                                                           -----------   -----------

          Total current liabilities                         29,361,611    27,481,052

     Long term debt - net of current portion                 2,591,929     3,316,845

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
                                                           ===========   ===========

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                       CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,             1995               1994              1993
-------------------------------------------------------------------------------------
Operating Revenue                   $44,554,050        $52,777,840       $51,343,928

Operating costs and expenses:
Direct expenses                      34,200,297         39,956,030        36,329,427
Unusual items                                 -          1,787,355                 -
General and administrative
   expenses                           9,261,562         12,012,742        12,268,706
                                   ------------        -----------      ------------
Total                                43,461,859         53,756,127        48,598,133
                                   ------------        -----------      ------------

Operating income (loss)               1,092,191           (978,287)        2,745,795
Other income (expenses):
Investment income, net                1,367,482            120,455         2,599,169
Other, net                           (5,496,329)          (172,707)          (25,558)
                                   ------------        -----------      ------------
Total                                (4,128,847)           (52,252)        2,573,611
                                   ------------        -----------      ------------

Income (loss) from continuing
   operations before income taxes    (3,036,656)        (1,030,539)        5,319,406
(Provision) benefit for income
   taxes                              1,128,000            198,004        (2,128,527)
                                   ------------        -----------      ------------
Income (loss) from continuing
   operations                        (1,908,656)          (832,535)        3,190,879
Discontinued operation:
Loss from operation of
   discontinued reinsurance
   segment (net of income
   tax benefits of $3,757,377)                -                  -        (6,227,680)
Loss on reinsurance portfolio
   transfer, including provision of
   $2,787,301 for operating
   losses during phase out
   period (net of income tax
   benefits of $5,435,664)                    -                  -        (9,009,563)
                                   ------------        -----------      ------------

Net loss                            ($1,908,656)         ($832,535)     ($12,046,364)
                                   ============        ===========      ============

Per share information:
Income (loss) from continuing
   operations                            ($0.34)            ($0.15)            $0.57
Loss from operation of
   discontinued reinsurance
   segment                                    -                  -             (1.12)
Loss on reinsurance portfolio
   transfer                                   -                  -             (1.62)
                                   ------------        -----------      ------------

Net loss                                 ($0.34)            ($0.15)           ($2.17)
                                   ============        ===========      ============

Dividends declared per common
   share                                  $0.00              $0.00             $0.10

Weighted average common shares
   outstanding                        5,558,350          5,558,350         5,559,191

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                       CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                          1995         1994         1993
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      ($1,908,656) ($832,535)   ($12,046,364)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
Loss on reinsurance portfolio transfer                  -            -     9,009,563
Depreciation and amortization                     601,884      827,919       615,700
Allowance for loss on franchising fee revenue           -    3,112,328             -
Provision (benefit) for deferred income taxes
   on continuing operations                    (1,682,776)   1,461,460      (672,000)
Unrealized holding  gain (losses)                  68,030     (14,813)             -
Foreign currency translation adjustment                 -       43,280       (12,356)
(Gain) loss on sale of securities                (368,348)     642,002    (1,940,959)
Change in net assets of discontinued operation          -            -       410,419
Other changes in assets and liabilities:
Increase in miscellaneous receivables            (124,856)    (495,855)      (88,280)
(Increase) decrease in deferred home warranty
   acquisition costs                               10,423       52,572    (1,374,396)
(Increase) decrease in refundable income
   taxes on continuing operations                 538,700      751,483    (1,007,577)
(Increase) decrease in prepaid expenses and
   other assets                                   909,684   (2,359,965)     (342,687)
Increase (decrease) in accounts payable          (543,578)     448,955       355,616
Increase (decrease) in accrued expenses        (3,324,336)    (127,717)    2,604,909
Increase in litigation settlement               5,156,022           --            --
Increase in deferred home warranty revenue        120,679      395,328     3,172,153
Payments on reserve for loss on reinsurance
   portfolio transfer                                   -     (727,915)     (240,603)
Payments for purchases of trading securities   (7,434,195)  (8,276,460)            -
Proceeds from sales of trading securities       7,314,642    8,106,104             -
                                              -----------  -----------  ------------
Net cash provided by (used in) operating
   activities                                    (666,681)   3,046,171    (1,556,862)
                                              -----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures            (2,138,361)  (1,313,701)     (249,953)
Purchases of investments classified as
   available for sale                            (817,812) (11,149,647)            -
Proceeds from sale of investments classified
   as available for sale                          749,641    8,960,902             -
Payments for investments of continuing
   operations                                           -            -   (19,517,221)
Proceeds from sale of investments of
   continuing operations                                -            -    27,453,949
                                              -----------  -----------  ------------

Net cash provided by (used in) investing
   activities                                  (2,206,532)  (3,502,446)    7,686,775
                                              -----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt                               (830,409)    (528,951)      (43,829)
Dividends paid on common stock                          -            -    (1,111,670)
Amortization of discount on long term debt        167,849      312,585             -
Borrowings under financing arrangements           409,414      425,884             -
Collateralization of contingent guarantee to
   CNA                                         (1,752,149)  (1,247,851)            -
                                              -----------  -----------  ------------
Net cash used in financing activities          (2,005,295)  (1,038,333)   (1,155,499)
                                              -----------  -----------  ------------
Net increase (decrease) in cash and cash
   equivalents                                 (4,878,508)  (1,494,608)    4,974,414
Cash and cash equivalents at beginning
   of year                                      5,875,844    7,370,452     2,396,038
                                              -----------  -----------  ------------
Cash and cash equivalents at end of year         $997,336   $5,875,844    $7,370,452
                                              ===========  ===========  ============

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest                                         $285,911     $322,665        $4,884
Income taxes                                       31,442      328,007       548,126

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

--------------------------------------------------------------------------------
1.  The Company

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

2. Discontinued Reinsurance Operations
--------------------------------------------------------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NATURE                                                    CARRYING VALUE

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
                                                            ------------

3. Summary Of Significant Accounting Policies
--------------------------------------------------------------------------------

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

The provision (benefit) for income taxes on income from continuing operations included in the accompanying consolidated statements of income differs from the provision (benefit) computed using the statutory federal income tax rate (34%), due to the effects of the following items:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                        1995                  1994                  1993
-----------------------------------------------------------------------------------------------
                                              % OF                  % OF                  % OF
                                      $     PRETAX           $    PRETAX            $   PRETAX
                                 AMOUNT     INCOME      AMOUNT    INCOME       AMOUNT   INCOME

-----------------------------------------------------------------------------------------------
Provision (benefit)
   at statutory rate        ($1,032,463)   (34.0)%   ($350,383)  (34.0)%   $1,808,598    34.0%
Tax exempt income               (32,640)    (1.1)           --      --        (34,378)   (0.6)
State taxes, net of
      Federal benefit          (108,610)    (3.5)       16,236     1.6        154,440     2.9
Non-deductible losses
  incurred by UK
  subsidiary                         --       --        52,320     5.1             --      --
Other                            45,713      1.5        83,823     8.1        199,867     3.7
                            -----------    -----     ---------   -----     ----------    ----

Provision (benefit)
  on income from
  continuing
  operations                ($1,128,000)   (37.1)%   ($198,004)  (19.2)%   $2,128,527    40.0%
                            -----------    -----     ---------   -----     ----------    ----

8. Long Term Debt

--------------------------------------------------------------------------------

Long term debt consists of the following at December 31:

                                                  1995              1994
                                                  ----              ----
Net present value of
   obligation to CNA,
   discounted at 6%                            $3,601,513        $4,045,671
Obligations under capital
   leases                                         319,166           336,661
Other notes payable, due in
   monthly installments of
   $13,802 plus interest                          208,507                --
                                               ----------        ----------
   Total                                        4,129,186         4,382,332

Less current portion                           (1,537,257)       (1,065,487)
                                               ----------        ----------
Long term debt,
   net of current portion                      $2,591,929        $3,316,845
                                               ----------        ----------

Estimated aggregate annual maturities of long term debt are as follows:

                   YEAR                       MATURITIES
                   ----                       ----------
                   1996                       $1,537,257
                   1997                        1,136,640
                   1998                        1,056,747
                   1999                          398,542

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

In early September 1994, the Company underwent an organizational restructuring, reducing its total work force by approximately 20%. This restructuring is expected to result in annual cost savings of approximately $1,700,000, through reductions in salary, benefits and payroll tax expenses. The charge, included in the `Unusual items' caption in the accompanying consolidated statements of income, totaled approximately $1,063,000. Approximately $400,000 of this total related to an agreement to terminate the employment contract between the Company and its former Chairman of the Board of Directors. The plan to terminate employees was approved and carried out prior to September 30, 1994. The benefit arrangement awarded to the terminated employees was within the Company policy, or according to employment contracts with certain employees. As of December 31, 1994, approximately $923,000 had been paid against the liability, and $140,000 remained accrued and unpaid. There were no adjustments to the liability other than to reflect payments to terminated employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
11. Stock Options, Warrants And Purchase Rights

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

                         OPTION PRICE                                 AVAILABLE
STOCK OPTIONS               PER SHARE   OUTSTANDING    EXERCISABLE    FOR GRANT
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

                              HOMEOWNERS GROUP, INC.

Date: February 5, 1997                      /s/ C. GREGORY MORRIS
                                          --------------------------------------
                                          C. Gregory Morris, Vice-President,
                                          Treasurer and Chief Financial Officer