Form 10-K405/A
period 1995-12-31
HOMEOWNERS GROUP INC
filed 1997-03-05
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 4

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

                         Commission File Number 0-17338

                             HOMEOWNERS GROUP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      65-0033743
          --------                                      ----------
 State or other jurisdiction of                        (IRS Employer
 incorporation or organization                         Identification No.)

400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA            33325
------------------------------------------------            -----
   (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (954) 845-9100

           Securities registered pursuant to Section 12(b) of the Act:
                              Name of each exchange
                     Title of Each Class on which registered

             NONE                                     NOT APPLICABLE
             ----                                     --------------
           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the closing market price of the registrant's common stock as of March 27, 1996 of $1.38, the aggregate market value of the voting stock held by non-affiliates of the registrant is $6,326,818.

Number of shares of common stock outstanding as of March 27, 1996, is 5,558,350.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference as Part III of this Annual Report.


ITEM 6:  SELECTED FINANCIAL DATA

Years Ended December 31,             1995             1994              1993             1992              1991
                                     ----             ----              ----             ----              ----
INCOME STATEMENT (in thousands)
Operating revenue                 $44,692          $52,778           $51,344         $45,578            $42,986
Income (loss) from continuing
operations before income taxes      2,208          (1,030)             5,319            3,891              (116)
Income from continuing operations   1,361            (833)             3,191            1,879               275
Discontinued operation:
  Loss from operation of
    discontinued reinsurance
    subsidiary                     (3,216)             --             (6,228)              --                --
Estimated loss on reinsurance
    portfolio transfer                 --              --             (9,009)              --                --
Income (loss) before cumulative
    effect of change in
    accounting principle           (1,855)           (833)           (12,046)           1,879               275
Cumulative effect of change in
    accounting principle             (249)             --                 --               --                --
Net income (loss)                 ($2,104)          ($833)          ($12,046)          $1,879              $275

CASH FLOW FROM OPERATING ACTIVITIES
     (in thousands)                  (667)          3,046            ($1,557)          $2,755            $2,454

DIVIDENDS DECLARED PER
     COMMON SHARE                   $0.00           $0.00              $0.10            $0.20             $0.20

BALANCE SHEET (in thousands)

Cash and investments              $17,054         $19,625            $18,154          $19,176           $26,133
Total assets                       38,757          39,199             45,894           41,068            38,705
Long-term debt, net of current
  portion                           2,591           3,317              3,107               22                66
Deferred home warranty revenue
    in excess of deferred home
    warranty acquisition costs     10,572          10,441              9,994            8,196             6,906
Stockholders' equity                6,365           8,401              9,205           21,820            21,084

PER SHARE DATA
Income from continuing operations   $0.24          ($0.15)             $0.57            $0.34             $0.05
Discontinued operation:
  Loss from operation of
    discontinued reinsurance
    subsidiary                      (0.58)             --              (1.12)              --                --
Estimated loss on reinsurance          --              --              (1.62)              --                --
  portfolio transfer
Income (loss) before cumulative
    effect of change in accounting
    principle                       (0.34)          (0.15)             (2.17)            0.34              0.05
Cumulative effect of change in
     accounting princip le          (0.04)             --                 --               --                --
Net income (loss)                  ($0.38)         ($0.15)            ($2.17)           $0.34             $0.05
Stockholders' equity                $1.15           $1.51              $1.66            $3.93             $3.79

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (in thousands)          5,558           5,558              5,559            5,561             5,566

KEY BUSINESS INDICATORS:
Member offices                     15,240          16,137             19,798           19,838            19,273
Home warranty contracts sold      105,324         112,737            100,914           82,672            78,836

RATIOS
Pre-tax margin on income from
  continuing operations                 5%             (2)%               10%               9%               (0)%
Margin on income from
  continuing operations                 3%             (2)%                6%               4%                1%
Effective income tax rate              38%            (19)%              (37)%             52%             (337%)
Return from continuing operations
  on beginning assets                   6%             (2)%                8%               5%                1%
Return from continuing operations
  on average stockholders' equity      30%             (9)%               21%               9%                1%

Note: certain amounts reflect reclassifications from amounts reported previously to conform to current presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents certain relationships deemed to be pertinent indicators of the Company's results of operations:

--------------------------------------------------------------------------------------------------------------------------------
                                                  1995                         1994                         1993
                                               $         %                 $         %                  $          %
--------------------------------------------------------------------------------------------------------------------------------
Warranty revenue                            $37,181     83.5%            $38,911    73.7%            $31,954     62.2%
Membership & other revenue                    6,258     13.7              11,339    21.5              16,648     32.5
E&O brokerage                                 1,253      2.8               2,528     4.8               2,742      5.3
  Total operating revenue                    44,692    100.0              52,778   100.0              51,344    100.0

Warranty costs                               29,244     78.7              32,317    83.1              26,784     83.8
Membership & other costs                      4,358     70.4               7,127    62.9               9,160     55.0
E&O brokerage                                   648     51.7                 512    20.3                 386     14.1
   Total direct costs                        34,250     76.8              39,956    75.7              36,330     70.8

Unusual items                                    --       --               1,787     3.4                  --       --
G&A expense                                   9,262     20.8              12,013    22.8              12,268     23.9
   Operating income (loss)                    1,180      2.5                (978)   (1.9)              2,746      5.3

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

Membership and Other Operations:

Membership and other related revenue of $6,258,000 in 1995 was 45% lower than 1994 revenue of $11,339,000, which is primarily related to the changing mix of the membership base. A large portion of the Company's membership no longer participates in the Company's E&O program and is exempted from paying the associated marketing/placement fees. Further impacting the membership results is the 6% decline in the Company's membership base from the prior year level. These factors have caused continuing decreases in related revenue and earnings in 1995, and reflect the continuing effects of the change in Company's E&O carriers. As a result of this change and the related increased competitive pressures within the E&O market, the Company has been unable to retain some of its Members as participants in its current E&O program. Additionally, attraction of new full members is more difficult, due to premium quotes which are not competitive for certain brokers and also due to declinations by the Company's primary insurance carrier of certain other brokers.

In 1995, the Company changed its method of accounting for new and renewal membership fees. Under the new, preferred method, these fees are deferred upon receipt, and recognized over the one year term of the membership. Associated commissions paid to the Company's franchisees are recognized in the same manner. The current year effect on revenue and associated direct costs recognized approximates 2% and 1%, respectively, of the current year total membership revenue and expense totals.

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

Income Taxes:

The Company's 1995 effective tax rate on income from continuing operations was 38.4%, as compared to a benefit of 19.2% on income from continuing operations in 1994.

As a result of losses generated by the current year Acceleration judgment (see Discontinued Operations below), the 1994 work-force reduction and termination of its UK operations, combined with the prior year losses generated by the Company's discontinued reinsurance operations, the Company has recognized significant income tax benefits in 1993 and 1994. A portion of the Company's 1993 and 1994 pre-tax losses was carried back for income tax purposes, to offset taxable income earned in the prior three years, generating tax refunds for the Company. The remaining pre-tax losses give rise to significant deferred tax benefits, which will be recognized in future years, as the temporary book to tax differences which create the deferred tax benefits become deductible for tax purposes. The total deferred tax benefit which is expected to be realized in future years approximates $8.2 million at December 31, 1995. Based upon management's estimates of future taxable income and of the positive and negative evidence regarding the likelihood of ultimate recognition of this benefit, it has been determined that no valuation allowance is necessary. This determination was based on the Company's taxable earnings history, exclusive of non-recurring charges, and the period anticipated for full recognition, assuming the Company maintains its current level of taxable income, exclusive of non-recurring charges.

Discontinued Operations:

In December 1995, a judgment was awarded against a wholly owned subsidiary of the Company in the amount of $5,156,022. This judgment related to the Company's 1991 and prior E&O program, which was carried by Acceleration National Insurance Companies (Acceleration). Under this program, the Company bore reinsurance risk through the letters of credit that it was required to post as collateral to be drawn upon in the event that the assets in the reinsurance pool, together with investment income earned thereon were insufficient to cover the claims and related expenses incurred. With the change in carriers to CNA, in 1993, the Company removed itself from any risk bearing position in connection with the claims reported under its E&O program, and currently no longer operates in this capacity. Accordingly, the judgment amount was reported in discontinued operations in the accompanying consolidated statements of income.

1994 COMPARED TO 1993

Home Warranty Operations:

Home warranty revenue, totaling $38,911,000 and representing 74% of total operating revenue for 1994, increased 22% over the 1993 figure of $31,954,000, or 62% of total operating revenue, due primarily to growth in home warranty contract sales, which outpaced growth in other revenue sources. Due to the Company's warranty revenue recognition method, which recognizes contract revenue over the one year term of the contract, warranty revenue for any period of time is also impacted by production in the eleven months immediately preceding that period. Management believes that much of this improvement can be attributed to a sales and marketing strategy focused on educating Members about the value of the home warranty. Improvements in the percentage of Members selling the Company's warranty, from 19.4% in December 1993 to 22% in December 1994, indicate the success of this strategy. The improvement in home warranty contract sales is also partially attributable to the new SellerTrack program introduced in 1993, which targets the home seller directly. Upon enrollment in the Consumer Reach program, Members are notified that participation in this program requires that they use the Company's warranty product exclusively. Management periodically reviews the warranty revenue recognition rates, and the current review did not result in any revisions, as the current rates did not differ significantly from current claims experience. There have been no major pricing changes which would have significantly affected warranty revenue. Direct expenses of the warranty product, which consist primarily of claims expense and acquisition costs, as a percentage of related operating revenue, decreased to 83% in 1994 from 84% in 1993, primarily due to a 7% decrease in average claim severity, offset by a 4% increase in warranty claim frequency. Claim frequency experienced in 1994 was negatively impacted by the unusually severe weather patterns experienced across the country throughout the first eight months of 1994 and appears to be consistent with industry trends. Through December, 1994 the winter season has been unusually mild, resulting in positive experience in the second half of the year. Also impacting 1994 claims experience, in late 1993, the Company introduced in several states, a warranty with a $35 deductible as opposed to the standard $100 deductible, which has contributed somewhat to the increased claims frequency and decreased average severity. Such trends are consistent with industry experience. The 1994 warranty acquisition cost ratio of 38% is slightly higher than the 1993 ratio, which approximated 37%. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes, since the Company's acquisition costs vary in different locations. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, at this time, does not expect such a change to occur. Fourth quarter 1994 and preliminary 1995 results thus far reflect some leveling of current warranty production. In 1995, it will be more difficult for the Company to continue to exceed the 1994 record production levels. At this time, management anticipates that production in 1995 will approximate or be less than production levels seen in the comparable periods of the preceding year, as the membership declines begin to more heavily impact warranty production, primarily in the COR.

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

In consideration for CNA's assumption of POMG's reinsurance obligations, which is more fully discussed in the BUSINESS ERRORS & OMISSIONS INSURANCE section herein, the Company has agreed to pay CNA $5,000,000 over a period estimated to be five years from the commencement of the CNA E&O program toward the ultimate settlement of the transferred losses and expenses. The agreements with CNA impose certain restrictive covenants until the $5,000,000 CNA Obligation is satisfied. These covenants include limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list. Through December 31, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. The Company forwards half of its commissions earned under the CNA E&O program to CNA, to be applied as debt repayments on the obligation until its satisfaction.

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

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                              1995                      1994
--------------------------------------------------------------------------------------------------------------------------------
   ASSETS:
   Current assets:
     Cash and cash equivalents                                            $997,336                $5,875,844
     Trading securities                                                  9,250,349                 8,244,409
     Current portion of securities available for sale                    1,811,624                    17,506
     Miscellaneous receivables                                           1,278,044                 1,153,188
     Deferred home warranty acquisition costs                            5,666,899                 5,677,322
     Refundable income taxes                                             1,277,449                 1,816,149
     Deferred income taxes                                               6,896,920                 4,880,781
     Prepaid expenses and other current assets                           1,196,026                 1,281,693
                                                                       -----------               -----------

     Total current assets                                              $28,374,647                28,946,892

     Restricted cash                                                     3,160,000                 1,407,851
     Non-current portion of securities available for sale                1,834,981                 4,078,966
     Property and equipment - net                                        3,581,893                 2,009,165
     Other assets                                                          432,327                 1,177,026
     Deferred income taxes - net of current portion                      1,373,608                 1,579,345
                                                                       -----------               -----------

           TOTAL                                                       $38,757,456               $39,199,245
                                                                       ===========               ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Accounts payable                                                   $1,220,140                $1,763,718
     Accrued expenses                                                    5,647,433                 8,533,095
     Litigation settlement                                               5,156,022                       -
     Current maturities of long term debt                                1,537,257                 1,065,487
     Deferred home warranty revenue                                     16,239,431                16,118,752
                                                                       -----------               -----------

          Total current liabilities                                     29,800,283                27,481,052

     Long term debt - net of current portion                             2,591,929                 3,316,845

     Commitments and contingencies - See Note 10

     Stockholders' equity:
           Preferred stock - $0.01 par value; 5,000,000
               shares authorized; none issued and
               outstanding                                                    -                          -
           Common stock - $0.01 par value; 45,000,000
               shares authorized; 5,558,350 shares
               issued and outstanding
               at December 31, 1995 and 1994                                55,584                    55,584
           Additional paid-in capital                                    7,458,288                 7,458,288
           Retained earnings (accumulated deficit)                      (1,201,845)                  902,289
           Unrealized holding gain (loss) on securities
               available for sale
                  (net of taxes of $34,745 in 1995)                         53,217                   (14,813)
                                                                       -----------               -----------

     Total stockholders' equity                                          6,365,244                 8,401,348
                                                                       -----------               -----------

           TOTAL                                                       $38,757,456               $39,199,245
                                                                       ===========               ===========

  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                            1995                  1994                  1993
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                               $44,691,749           $52,777,840           $51,343,928

Operating costs and expenses:
Direct expenses                                                  34,249,673            39,956,030            36,329,427
Unusual items                                                           -               1,787,355                   -
General and administrative expenses                               9,261,562            12,012,742            12,268,706
                                                                -----------           -----------           -----------

Total                                                            43,511,235            53,756,127            48,598,133
                                                                -----------           -----------           -----------

Operating income (loss)                                           1,180,514              (978,287)            2,745,795
Other income (expenses):
Investment income, net                                            1,367,482               120,455             2,599,169
Other, net                                                         (340,307)             (172,707)              (25,558)
                                                                -----------           -----------           -----------
Total                                                             1,027,175               (52,252)            2,573,611
                                                                -----------           -----------           -----------

Income (loss) from continuing
   operations before income taxes                                 2,207,689            (1,030,539)            5,319,406
(Provision) benefit for income taxes                               (847,099)              198,004            (2,128,527)
                                                                -----------           -----------           -----------
Income (loss) from continuing operations                          1,360,590              (832,535)            3,190,879
Discontinued operation:
Loss from operation of discontinued reinsurance
   segment (net of income tax benefits of
   $2,036,629 and $3,757,377, respectively)                      (3,215,811)                -                (6,227,680)
Loss on reinsurance portfolio transfer, including
   provision of $2,787,301 for operating losses
   during phase out period (net of income tax
   benefits of $5,435,664)                                           -                     -                 (9,009,563)
                                                                -----------           -----------           -----------
Loss before cumulative effect of change in
   accounting principle                                          (1,855,221)             (832,535)          (12,046,364)
Cumulative effect of change in accounting principle                (248,913)               -                        -
                                                                -----------           -----------           -----------

Net loss                                                        ($2,104,134)            ($832,535)         ($12,046,364)
                                                                ===========             =========          ============

Per share information:
Income (loss) from continuing operations                              $0.24                ($0.15)                $0.57
Loss from operation of discontinued
   reinsurance segment                                                (0.58)                  -                   (1.12)
Loss on reinsurance portfolio transfer                              -                        -                    (1.62)
                                                                -----------           -----------           -----------
Loss before cumulative effect of change in
   accounting principle                                               (0.34)                (0.15)                (2.17)
Cumulative effect of change in accounting principle                   (0.04)                  -                    -
                                                                -----------           -----------           -----------

Net loss                                                             ($0.38)               ($0.15)               ($2.17)
                                                                ===========           ===========           ===========

Dividends declared per common
   share                                                              $0.00                 $0.00                 $0.10

Weighted average common shares
   outstanding                                                    5,558,350             5,558,350             5,559,191


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1995                1994                1993
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 ($2,104,134)          ($832,535)      ($12,046,364)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Loss on reinsurance portfolio transfer                                            -                   -           9,009,563
Cumulative effect of change in accounting principal                          248,913                  -                  -
Depreciation and amortization                                                601,884             827,919            615,700
Allowance for loss on franchising fee revenue                                     -            3,112,328                -
Provision (benefit) for deferred income taxes on continuing operations    (1,647,888)          1,461,460           (672,000)
Unrealized holding  gain (losses)                                             68,030             (14,813)               -
Foreign currency translation adjustment                                          -                43,280            (12,356)
(Gain) loss on sale of securities                                           (368,348)            642,002         (1,940,959)
Change in net assets of discontinued operation                                  -                     -             410,419
Other changes in assets and liabilities:
Increase in miscellaneous receivables                                       (124,856)           (495,855)           (88,280)
(Increase) decrease in deferred home warranty acquisition costs               10,423              52,572         (1,374,396)
(Increase) decrease in refundable income taxes on continuing operations      538,700             751,483         (1,007,577)
(Increase) decrease in prepaid expenses and other assets                     959,060          (2,359,965)          (342,687)
Increase (decrease) in accounts payable                                     (543,578)            488,955            355,616
Increase (decrease) in accrued expenses payable                           (3,462,035)           (127,717)         2,604,909
Increase in litigation settlement                                          5,156,022                -                   -
Increase in deferred home warranty revenue                                   120,679             395,328          3,172,153
Payments on reserve for loss on reinsurance portfolio transfer                   -              (727,915)          (240,603)
Payments for purchases of trading securities                              (7,434,195)         (8,276,460)               -
Proceeds from sales of trading securities                                  7,314,642           8,106,104                -
                                                                         -----------         -----------        -----------
Net cash provided by (used in) operating activities                         (666,681)          3,046,171         (1,556,862)
                                                                         -----------         -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment expenditures                                       (2,138,361)         (1,313,701)          (249,953)
Purchases of investments classified as available for sale                   (817,812)        (11,149,647)                -
Proceeds from sale of investments classified as available for sale           749,641           8,960,902                 -
Payments for investments of continuing operations                               -                   -           (19,517,221)
Proceeds from sale of investments of continuing operations                      -                   -            27,453,949
                                                                         -----------         -----------        -----------
Net cash provided by (used in) investing activities                       (2,206,532)         (3,502,446)         7,686,775
                                                                         -----------         -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of debt                                                          (830,409)           (528,951)            43,829)
Dividends paid on common stock                                                  -                     -          (1,111,670)
Amortization of discount on long term debt                                   167,849             312,585                -
Borrowings under financing arrangements                                      409,414             425,884                -
Collateralization of contingent guarantee to CNA                          (1,752,149)         (1,247,851)               -
                                                                         -----------         -----------        -----------
Net cash used in financing activities                                     (2,005,295)         (1,038,333)        (1,155,499)
                                                                         -----------         -----------        -----------
Net increase (decrease) in cash and cash equivalents                      (4,878,508)         (1,494,608)         4,974,414

Cash and cash equivalents at beginning of year                             5,875,844           7,370,452          2,396,038
                                                                         -----------         -----------        -----------
Cash and cash equivalents at end of year                                    $997,336          $5,875,844         $7,370,452
                                                                         ===========         ===========         ==========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest                                                                    $285,911            $322,665             $4,884
Income taxes                                                                  31,442             328,007            548,126

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
                                                                                               FOREIGN
                                                                                HOLDING        CURRENCY
                              COMMON        PAID IN           RETAINED            GAIN       TRANSLATION             TOTAL
                               STOCK        CAPITAL           EARNINGS           (LOSS)       ADJUSTMENT             EQUITY
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1992              $55,584      $7,458,288        $14,337,023        $    -           ($30,927)       $21,819,968

Net loss for the year                                         (12,046,364)                                        (12,046,364)

Foreign currency
translation loss                                                                                   (12,356)           (12,356)

Dividends declared
on common stock                                                  (555,835)                                           (555,835)
                            -------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1993               55,584          7,458,          1,734,824             -            (43,283)         9,205,413
                            -------------------------------------------------------------------------------------------------

Net loss for the year                                            (832,535)                                           (832,535)

Unrealized holding loss                                                          (14,813)                             (14,813)
Foreign currency
translation gain                                                                                    43,283             43,283
                            -------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994               55,584       7,458,288            902,289        (14,813)              -            8,401,348
                            -------------------------------------------------------------------------------------------------

Net loss for the year                                          (2,104,134)                                         (2,104,134)

Unrealized holding gain                                                           68,030                               68,030
                            -------------------------------------------------------------------------------------------------
BALANCE AT

DECEMBER 31, 1995              $55,584      $7,458,288        ($1,201,845)       $53,217        $      -           $6,365,244
                            -------------------------------------------------------------------------------------------------


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

Under the E&O program immediately prior to POMG's formation, the Company was originally required to provide a $7,000,000 letter of credit ('LOC') to the reinsurer which was required to be secured by US Government securities approximating $8,400,000 (cost and market). The amount of the LOC required to be posted by the Company was subject to change at the discretion of the insurer, based on contract

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

volume and underwriting risk. In the event that funds available in the E&O program pool, together with investment income earned thereon, were insufficient to cover the claims and expenses incurred by the program, the Company's US Government securities would have been used to fund payment under the LOC's. Pursuant to the formation of POMG, the $7,000,000 LOC issued in 1991 to Meridian was reissued by POMG to a subsidiary of American International Group, Inc. ('AIG'), the insurer of the Company's E&O program at that time. In December 1992, AIG raised the LOC amount to $16,000,000 based on their periodic evaluation of underwriting performance and premium volume. Concurrent with the agreement reached with Continental Casualty Company ('CNA'), which is discussed further below, the LOC was canceled, and the Company is no longer obligated under any LOC's. As a result, the Company is not subject to any insurance risk in relation to the CNA E&O program.

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

In consideration for CNA's assumption of POMG's reinsurance obligations, the Company transferred POMG's net assets, excluding intercompany balances, to CNA. These net assets approximated $6,100,000 at December 31, 1993. The Company contributed an additional $1,000,000 to POMG immediately prior to the transfer of assets, bringing the total to $7,100,000, consisting of the following:

NATURE                                      CARRYING VALUE
----------------------------------------------------------

Cash and investments                        $25,700,000
Assumed reinsurance premiums
   receivable                                 6,000,000
Reinsurance recoverable                       5,000,000
Other receivables                               500,000
Accounts payable and
   accrued expenses                          (1,000,000)
Reinsurance loss and loss
   adjustment reserve                       (29,100,000)
                                            -----------
Net assets                                  $ 7,100,000
                                            ===========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NATURE                                      CARRYING VALUE
----------------------------------------------------------

Net assets transferred                     $  7,100,000
Provision for losses during
   the phase out period                       2,800,000
Discounted value of CNA
   obligation                                 4,500,000
Income tax benefits                          (5,400,000)
                                           ------------
After-tax loss                             $  9,000,000
                                           ============

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: Acceleration National Insurance Company, Plaintiff, vs. Homeowners Marketing Services, Inc., et al., Defendants, in the Court of Common Pleas of Franklin County, Ohio. This amount has been accrued as an adjustment to the Company's loss from discontinued reinsurance operation, and reported net of taxes in the amount of $2,036,629 in the accompanying consolidated income statements.

3. CHANGE IN ACCOUNTING POLICY FOR MEMBERSHIP FEES

In 1995, the Company changed its method of recognizing revenue and expenses related to the annual new membership and renewal membership revenues and expenses. Prior to 1995, the Company recognized these items upon collection of the membership fees and upon payment of the associated commission expenses. Currently, these revenue items are deferred as collected and the expense items are deferred when paid, and both items are subsequently recognized in the income statement on a straight line basis over the membership period, generally one year. This newly adopted revenue and expense recognition method was deemed to be the preferred method of recognition.

As a result of this change, the Company recorded a charge of $248,913, net of related tax benefits of $162,514, as the cumulative effect as of January 1, 1995 of the change in accounting principal. Excluding the cumulative effect, this change increased net income from continuing operations for 1995 by $53,435, or $0.01 per share.

Pro forma amounts (unaudited), assuming this accounting principle was applied during all periods presented, follow, with comparisons to actual results.

Years ended December 31,    1995         1994          1993
---------------------------------------------------------------------
Earnings before cumulative effect
of change in accounting principle:
As reported           ($1,855,221)     ($832,535)($12,046,364)
Pro forma              (1,855,221)      (658,103) (12,071,634)
Net loss:
As reported            (2,104,134)      (832,535) (12,046,364)
Pro forma              (1,855,221)      (658,103) (12,071,634)
Earnings per share before
  cumulative effect of change
  in accounting principle:
As reported                 ($0.34)        (0.15)       (2.17)
Pro forma                    (0.34)        (0.12)       (2.16)
Net loss:
As reported                  (0.38)        (0.15)       (2.17)
Pro forma                    (0.34)        (0.12)       (2.16)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

Revenue And Expense Recognition -- Home warranty contract revenue is recognized over the life of the contract (generally one year) in proportion to historical experience of repair costs. Direct costs incurred in acquiring the contracts are recognized in the same manner. In the third quarter of 1993, the Company refined its definition of direct acquisition costs to include certain additional expenses, such as incentive bonuses paid to the Company's Members and Affiliates, costs of personnel directly involved in acquiring the contracts, and premium taxes. Such costs have been reclassified from amounts previously reported according to this refinement. Repair costs under home warranty contracts are expensed as mechanical breakdowns are reported to and repairs are authorized by the Company. Initial and renewal membership fees and associated commission expenses are deferred upon collection of the fees and are recognized over the life of the membership period, generally one year. E&O premium commissions are recognized upon collection of the related premiums. All other revenues and expenses are recognized upon delivery or receipt of the related products or services.

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

Discontinued Operations -- The Company reviews the liabilities recorded in association with its 1993 discontinued reinsurance operations annually, and adjusts the balances as necessary. In 1995 and 1994, the Company revised its estimate of the net present value of the CNA obligation, based upon the actual payments remitted, and in 1994, to reflect an estimated repayment term of five years, as opposed to the original estimated term of three years. This change in estimate resulted in an increase in the discount on the obligation, which will be amortized to interest expense over the life of the obligation. Further, in both years, the Company revised its estimate of expenses incurred relative to the reinsurance portfolio transfer, and recorded an adjustment for the additional balances due. The net effect of these two adjustments had no impact on the Company's consolidated results of operations.

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

5. UNITED KINGDOM OPERATIONS
--------------------------------------------------------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6. PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following at December 31:
                                        1995           1994
                                        ----           ----
Office furnishings and equipment     $1,497,939    $1,403,682
Leasehold improvements                  713,970       367,266
Computer equipment and software        3,985,48     2,333,972
Automobiles                              47,533        47,533
Assets held under capital lease         499,032       474,359
                                     ----------    ----------
Total                                 6,743,961     4,626,812
Accumulated depreciation
   and amortization                  (3,162,068)   (2,617,647)
                                     ----------    ----------
Property & equipment--net            $3,581,893    $2,009,165
                                     ==========    ==========

Depreciation and amortization expense on property and equipment for the years ended December 31, 1995, 1994 and 1993 approximated $602,000, $749,000 and
$537,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

7. INVESTMENTS
--------------------------------------------------------------------------------

Investments consist of the following at December 31:
                                              1995           1994
                                              ----           ----
Trading securities, at  fair value      $9,250,349     $8,244,409
Current securities available for sale    1,811,624         17,506

Non-current securities available
   for sale, consisting primarily
   of debt securities, at fair value     1,834,981      4,078,966
                                       -----------    -----------

Total carrying value
   of investments                      $12,896,954    $12,340,881
                                       ===========    ===========

Information with respect to unrealized holding gains and losses, as of December 31, 1995:

                            UNREALIZED           UNREALIZED
                           HOLDING GAINS       HOLDING LOSSES
                           -------------       --------------
1995
Trading securities              $302,791             $22,404
Securities available for sale     87,961                -
                                --------            --------
Total                           $390,752             $22,404
                                ========            ========
1994
Trading securities         $         -              $371,509
Securities available for sale     22,931              37,744
                                --------            --------
Total                           $ 22,931            $409,253
                                ========            ========

Gross realized gains from sales of securities available for sale totaled $106,139 for the year ended December 31, 1995. Gross unrealized holding gains and losses from sales of securities available for sales totaled $1,744 and $143,774, respectively, for the year ended December 31, 1994. Gains and losses on securities are determined based upon specific identification of the securities sold.

Contractual maturities of securities classified as available for sale as of December 31, 1995 are as follows:

                                      AMORTIZED     MARKET
                                         COST        VALUE
                                      ---------     ------
Due in one year or less               $1,793,879   $1,811,624
Due after one year through five years  1,664,062    1,705,892
Due after five years                      13,672      129,089
                                      ----------   ----------
Total securities classified as
    available for sale                $3,571,613   $3,646,605
                                      ==========   ==========

At December 31, 1995, municipal bonds and cash deposits in the amount of $1.2 million were held by various state regulatory agencies to assure performance of the Company's obligations under home warranty contracts.

8. INCOME TAXES
--------------------------------------------------------------------------------

Income (loss) from continuing operations before income taxes consists of the following for the years ended December 31:

                        1995            1994          1993
                        ----            ----          ----
Domestic              2,207,689       ($269,582)   $6,189,952
Foreign                   -            (760,957)     (870,546)
                     ----------     ------------   ----------
Total                $2,027,689     ($1,030,539)   $5,319,406
                     ==========     ============   ==========

The provision (benefit) for income taxes consists of the following for the years ended December 31:
                                  1995          1994          1993
                                  ----          ----          ----
Continuing Operations:
Current:
  Federal                       $501,776    ($1,678,495)  $2,566,527
  State                           53,000         19,031      234,000
                             -----------    -----------   ----------
Total                            554,776     (1,659,464)   2,800,527
Deferred                         292,323      1,461,460     (672,000)
                             -----------     ----------   ----------
Total provision (benefit)
  on income from
  continuing operations          847,099       (198,004)   2,128,527
Discontinued Operation:
Tax benefit from loss on
  operation of discontinued
  reinsurance segment         (1,940,211)         -     (3,757,377)
Tax benefit from estimated
  loss on reinsurance
  portfolio transfer       -                   -   (5,435,664)
Tax provision  on cumulative
   effect of change in
   accounting principal          162,514                 -                     -
                             -----------    -----------   ----------
Total provision (benefit)
  for income taxes           ($1,255,626)     ($198,004) ($7,064,514)
                             ===========     ========== ============

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                              1995           1994
                                              ----           ----
Deferred home warranty revenue             $6,414,575    $6,381,809
Deferred home warranty acquisition costs   (2,238,425)   (2,247,974)
Litigation accrual                          2,036,628          --
Deferred member fee revenue                   487,601       424,972
Deferred member fee commissions              (191,052)     (205,344)
Miscellaneous                                (106,157)     (176,492)
Current portion of provision for loss
    on disposal of reinsurance
    subsidiary                                493,750       703,810
                                           ----------   -----------
Current portion of deferred income
   tax asset                                6,896,920     4,880,781
Non-current portion of provision for loss on
   disposal of reinsurance subsidiary         991,855     1,246,805
NOL tax carryforward                          342,292       298,000
Capitalized software                         (659,554)          -
AMT credit                                    699,015        34,540
                                           ----------    ----------
Total deferred income tax asset            $8,270,528    $6,460,126
                                           ==========    ==========

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

The provision (benefit) for income taxes on income from continuing operations included in the accompanying consolidated statements of income differs from the provision (benefit) computed using the statutory federal income tax rate (34%), due to the effects of the following items:

                        1995            1994          1993
--------------------------------------------------------------------------------
                                % OF                 % OF                 % OF
                         $     PRETAX      $        PRETAX       $       PRETAX
                      AMOUNT   INCOME    AMOUNT     INCOME     AMOUNT    INCOME
--------------------------------------------------------------------------------
Provision (benefit)
   at statutory rate $750,614   34.0% ($350,383)    (34.0)%  $1,808,598   34.0%
Tax exempt income     (32,640)  (1.5)        --        --       (34,378)  (0.6)
State taxes, net of
      Federal benefit  83,412    3.8     16,236       1.6       154,440    2.9
Non-deductible losses
  incurred by UK
  subsidiary             --       --     52,320       5.1            --     --
Other                  45,713    2.1     83,823       8.1       199,867    3.7
                      -------   ----    -------       ---       -------    ---

Provision (benefit)
  on income from
  continuing
  operations         $847,099   38.4% ($198,004)    (19.2)%  $2,128,527  40.0%
                     ========   ===== =========     =======  ==========  =====

9. LONG TERM DEBT
--------------------------------------------------------------------------------

Long term debt consists of the following at December 31:

                                              1995           1994
                                              ----           ----
Net present value of obligation
   to CNA, discounted at 6%                 $3,601,513     $4,045,671
Obligations under capital leases               319,166        336,661
Other notes payable, due in monthly
   installments of $13,802 plus interest       208,507          -
                                            ----------     ----------
Total                                        4,129,186      4,382,332

Less current portion                        (1,537,257)    (1,065,487)
                                            ----------     ----------
Long term debt, net of current
   portion                                  $2,591,929     $3,316,845
                                            ==========     ==========
Estimated aggregate annual maturities of long term debt are as follows:

             YEAR                      MATURITIES
             ----                      ----------
             1996                      $1,537,257
             1997                       1,136,640
             1998                       1,056,747
             1999                         398,542

In connection with the CNA program, the Company is obligated to pay CNA $5 million. The Company makes payments against this obligation through reductions in the commission it earns on the premiums generated under the program (see Note
2). Accordingly, the Company has agreed to meet certain minimum premium volume levels, on an annualized basis, which will ensure that the obligation is paid in full over the term of the agreement, with scheduled minimum repayments. If E&O premiums fall below the specified minimum levels, CNA may review the program, give the Company an opportunity to address the issue and then, at its option, may stop the program and take ownership of the Company's expiration list. If, on an annual basis, premium volume falls below the specified level, a cash payment equal to 5% of the difference between the actual premium volume and minimum premium volume must be made to CNA. In 1995, the Company did not meet all of the specified financial and production requirements. However, in March 1996, the Company and CNA entered into an amendment of the agreement, modifying the specified minimum premium volume levels to $12 million in 1995, $13 million in 1996, $15 million in 1997 and $20 million thereafter. The agreement to market CNA insurance exclusively to its membership has been extended through

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

December 31, 1999. If, on an annual basis, premium volume falls below the premium volume quotas of $17 million in 1995, $18 million in 1996, and $20 million for each year thereafter, but is above the specified minimum premium volume previously disclosed, a cash payment equal to 5% of the difference between the actual premium volume and the premium volume quota must be made to CNA, to be applied against the obligation to CNA. As of December 31, 1995, the balance due CAN totaled approximately $3.6 million. The cash payment due for the 1995 shortfall totals $250,000, and must be made in equal monthly instalments between March 1996 and December 1996. The Company is currently in compliance with the terms of the agreements as modified.

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

10. UNUSUAL ITEMS

During September 1994, the Company recorded unusual charges totaling $1,787,355. These charges represent expenses related to a reduction in the Company's workforce and the closing of its UK operations.

In early September 1994, the Company underwent an organizational restructuring, reducing its total work force by approximately 20%, or 40 employees, including clerical staff, supervisors, managers and executives. This restructuring is expected to result in annual cost savings of approximately $1,700,000, through reductions in salary, benefits and payroll tax expenses. The charge, consisting of payroll, related taxes and benefits of the terminated employees, and included in the 'Unusual items' caption in the accompanying consolidated statements of income, totaled approximately $1,063,000. Approximately $400,000 of this total related to an agreement to terminate the employment contract between the Company and its former Chairman of the Board of Directors. The plan to terminate employees was approved and carried out prior to September 30, 1994. The benefit arrangement awarded to the terminated employees was within the Company policy, or according to employment contracts with certain employees. As of December 31, 1994, approximately $923,000 had been paid against the liability, and $140,000 remained accrued and unpaid. There were no adjustments to the liability other than to reflect payments to terminated employees.

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

11. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: Acceleration National Insurance Company, Plaintiff, vs. Homeowners Marketing Services, Inc., et al., Defendants, in the Court of Common Pleas of Franklin County, Ohio. The causes of action included breach of contract, unjust enrichment, and negligent misrepresentation. Under the Acceleration program, the Company bore reinsurance risk through the letters of credit that it was required to post as collateral to be drawn upon in the event that the assets in the reinsurance pool, together with investment income earned thereon were insufficient to cover the claims and related expenses incurred. With the change in carriers to CNA, in 1993, the Company removed itself from any risk bearing position in connection with the claims reported under its E&O program, and currently no longer operates in this capacity. Accordingly, the judgment amount was reported in discontinued operations in the accompanying consolidated statements of income.

HMS has filed an appeal of the judgment. Post judgment proceedings have been initiated in Florida and elsewhere, including discovery in aid of execution. Although such actions were initially stayed in Florida, on March 13, 1996, the Circuit Court for Broward County, Florida, dismissed an action by HMS which contested the domestication of the judgment in Florida, and no stay is presently in effect. In the event the judgment creditor proceeds to execute on its judgment, such actions would have a material adverse effect on the business of HMS, and could have a material adverse effect on the liquidity of the Company. The judgment, which accrues interest at the rate of 10% per annum, is recorded in discontinued operations in the accompanying consolidated statements of income, and in separately stated on the face of the accompanying consolidated balance sheets.

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

12. STOCK OPTIONS, WARRANTS AND PURCHASE RIGHTS
--------------------------------------------------------------------------------

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

                       OPTION PRICE                                  AVAILABLE
STOCK OPTIONS           PER SHARE      OUTSTANDING    EXERCISABLE    FOR GRANT
--------------------------------------------------------------------------------

At December 31, 1992   $5.00-$9.75       388,050         207,550      208,950
                       -----------      --------        --------     --------
Granted                       4.00       200,000          28,000     (200,000)
Canceled                 5.00-9.75       (29,500)        (29,500)      29,500
                       -----------      --------        --------     --------
At December 31, 1993     4.00-9.75       558,550         206,050       38,450
Granted                       2.00        80,000                      (80,000)
Became exercisable            5.75                        75,900
Canceled                 4.00-9.75      (156,250)        (43,650)     156,250
                       -----------      --------        --------     --------

At December 31, 1994     2.00-9.00       482,300         238,300      114,700
Granted                       2.00       240,000                     (240,000)
Became exercisable            2.00                       203,000
Canceled                 2.00-3.00      (286,600)       (224,600)     286,600
                       -----------      --------        --------     --------

At December 31, 1995         $2.00       435,700         216,700      161,300
                       ===========      ========        ========     ========

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

13. QUARTERLY FINANCIAL RESULTS (UNAUDITED)
--------------------------------------------------------------------------------

                         FIRST     SECOND     THIRD    FOURTH
                        QUARTER   QUARTER   QUARTER   QUARTER
                        -------   -------   -------   -------
1995                   (In thousands except per share amounts)
Operating revenue       $10,835   $11,218   $11,540   $11,099
Income from operations
   before income taxes      514       676       245       773
Net income (loss)           316       415       142    (2,977)
Per share data:
Net income (loss)          $0.06     $0.07     $0.03    ($0.54)

The fourth quarter 1995 results include a charge of $5,156,022, related to the Acceleration trial judgment rendered against a wholly owned subsidiary of the Company. See also Note 11.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HOMEOWNERS GROUP, INC.

Date: March 1, 1997                      /S/ C. GREGORY MORRIS
                                         ---------------------
                                         C. Gregory Morris, Vice-President,
                                         Treasurer and Chief Financial Officer