Form 10-Q/A
period 1996-09-30
HOMEOWNERS GROUP INC
filed 1997-03-05
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

Mark One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to __________________

                         Commission File Number 0-17338

                             HOMEOWNERS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          DELAWARE                            65-0033743
                          --------                            ----------
               State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization              Identification No.)

        400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA          33325
        ------------------------------------------------        ----------
        (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code      (954) 845-9100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES   X       NO  ____

On October 25, 1995, there were 5,558,350 shares of the registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,                   DECEMBER 31,
                                                                                   1996                           1995
                                                                        ---------------------------      ------------------------
                                                                               (UNAUDITED)                      (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                                             $3,226,461                      $997,336
  Trading securities                                                                     4,854,498                     9,250,349
  Current portion of securities available for sale                                       1,053,836                     1,811,624
  Miscellaneous receivables                                                              1,356,290                     1,278,044
  Deferred home warranty acquisition costs                                               6,169,724                     5,666,899
  Refundable income taxes                                                                        0                     1,277,449
  Current portion of deferred income taxes                                               6,659,718                     6,896,920
  Prepaid expenses and other current assets                                                735,616                     1,196,026
                                                                        ---------------------------      ------------------------
  Total current assets                                                                  24,056,143                    28,374,647

  Restricted cash                                                                        3,160,000                     3,160,000
  Non-current portion of securities available for sale                                   5,756,631                     1,834,981
  Property and equipment - net                                                           4,243,853                     3,581,893
  Other assets                                                                             530,060                       432,327
  Deferred and refundable income taxes - net of current portion                          1,935,713                     1,373,608
                                                                        ---------------------------      ------------------------
        TOTAL                                                                          $39,682,400                   $38,757,456
                                                                        ===========================      ========================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                      $2,244,911                    $1,219,699
  Litigation settlement                                                                  3,786,932                     5,156,022
  Accrued expenses payable                                                               5,883,585                     5,647,433
  Current maturities of long term debt                                                   1,843,918                     1,537,257
  Deferred home warranty revenue                                                        18,039,065                    16,239,431
                                                                        ---------------------------      ------------------------
  Total current liabilities                                                             31,798,411                    29,361,611

  Long term debt - net of current portion                                                1,879,020                     2,591,929

   Commitments and contingencies

    Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares authorized;
            5,558,350 shares issued and outstanding
            at September 30, 1996 and December 31, 1995                                     55,584                        55,584
        Additional paid-in capital                                                       7,458,288                     7,458,288
        Retained earnings                                                               (1,542,440)                   (1,201,845)
        Unrealized holding gain (loss) on securities available for sale                     33,536                        53,217
                                                                        ---------------------------      ------------------------
  Total stockholders' equity                                                             6,004,968                     6,365,244
                                                                        ---------------------------      ------------------------
        TOTAL                                                                          $39,682,400                   $38,757,456
                                                                        ===========================      ========================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                               SEPTEMBER 30,
                                           ----------------------------------------   ------------------------------------------
                                                  1996                 1995                   1996                  1995
                                           ----------------------------------------   ------------------------------------------

OPERATING REVENUE                                  $12,054,376         $11,540,238             $34,044,170          $33,593,030

OPERATING COSTS AND EXPENSES:

Direct expenses                                      9,682,546           9,267,857              27,191,175           25,899,415
General and administrative expenses                  2,208,928           2,055,903               7,052,270            7,008,609
Unusual items                                          417,381                   0                 417,381                    0
                                           --------------------  ------------------   ---------------------  -------------------
Total                                               12,308,855          11,323,760              34,660,826           32,908,024
                                           --------------------  ------------------   ---------------------  -------------------
OPERATING INCOME (LOSS)                              (254,479)             216,478               (616,656)              685,006

OTHER INCOME (EXPENSE):

Investment income - net                                294,110             148,520                 483,896            1,041,872
Other income (expense) - net                          (180,006)           (119,921)               (392,169)            (291,820)
                                           --------------------  ------------------   ---------------------  -------------------
Total                                                  114,103              28,599                  91,727              750,052

INCOME BEFORE INCOME TAXES                            (140,375)            245,077                (524,929)           1,435,058

PROVISION FOR INCOME TAXES                              42,662            (103,000)                184,334             (564,000)
                                           --------------------  ------------------   ---------------------  -------------------
NET INCOME (LOSS)                                     ($97,713)           $142,077               ($340,596)            $871,058
                                           ====================  ==================   =====================  ===================

PER SHARE AMOUNTS:

         Net income (loss)                              ($0.02)              $0.03                  ($0.06)               $0.16
                                           ====================  ==================   =====================  ===================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           5,558,350           5,558,350               5,558,350            5,558,350


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                 ----------------------------------------------
                                                                                          1996                    1995
                                                                                 ----------------------------------------------

Cash flows from operating activities:
Net income                                                                                    ($340,595)              $871,058
Adjustments:
   Depreciation and amortization                                                                589,286                430,333
   Provision (benefit) for deferred income taxes                                                266,666               (589,000)
   (Gain) loss on trading securities                                                             98,326               (445,989)
   Other net changes in assets and liabilities:
      Decrease in miscellaneous receivables                                                     (78,246)               (60,312)
      (Increase) decrease in deferred home warranty acquisition costs                          (502,825)               132,489
      Decrease in deferred income taxes                                                         685,879              1,121,074
      (Increase) decrease in prepaid expenses and other assets                                  301,266                (50,012)
      Increase (decrease) in accounts payable                                                 1,025,212               (255,268)
      Decrease in litigation settlement                                                      (1,369,090)                     0
      Increase (decrease) in accrued expenses payable                                           235,711             (1,029,732)
      Increase (decrease) in deferred home warranty revenue                                   1,799,634                (59,061)
      Purchases of trading securities                                                        (3,791,187)              (830,264)
      Proceeds from sales of trading securities                                               5,716,104              1,176,935
                                                                                 -----------------------  ---------------------
Net cash provided by operating activities                                                     4,636,142                412,251
                                                                                 -----------------------  ---------------------
Cash flows from investing activities:
      Property and equipment expenditures                                                    (1,189,835)            (1,262,761)
      Purchases of securities classified as available for sale                               (3,036,938)            (1,245,890)
      Proceeds from sale of securities classified as available for sale                       2,226,004              1,067,972)
                                                                                 -----------------------  ---------------------
Net cash used in investing activities                                                        (2,000,769)            (1,440,679)
                                                                                 -----------------------  ---------------------
Cash flows from financing activities:
      Repayments of debt                                                                     (1,090,876)              (507,375)
      Amortization of discount on long term debt                                                148,378                207,825
      Purchases of restricted cash                                                                    0             (1,752,149)
      Borrowings under capital lease obligation                                                 536,250                140,000
                                                                                 -----------------------  ---------------------
Net cash used in financing activities                                                          (406,247)            (1,911,699)
                                                                                 -----------------------  ---------------------
Net increase (decrease) in cash and cash equivalents                                          2,229,125             (2,940,127)

Cash and cash equivalents at beginning of period                                                997,336              5,875,844
                                                                                 -----------------------  ---------------------
Cash and cash equivalents at end of period                                                   $3,226,461             $2,935,717
                                                                                 =======================  =====================
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest                                                                                   $169,622               $215,272
    Income taxes                                                                                137,499                 30,814


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

                                OPTION PRICE                                            AVAILABLE
    STOCK OPTIONS                  PER SHARE       OUTSTANDING       EXERCISABLE        FOR GRANT
    ---------------------------------------------------------------------------------------------
    At December 31, 1993         4.00 - 9.75           558,550           206,050           38,450
                                 -----------           -------           -------           ------
    Granted                             2.00            80,000                            (80,000)
    Became exercisable                  5.75                              75,900
    Canceled                     4.00 - 9.75          (156,250)          (43,650)         156,250
                                 -----------           -------           -------           ------

    At December 31, 1994         2.00 - 9.00           482,300           238,300          114,700

    Granted                             2.00           240,000                           (240,000)
    Became exercisable                  2.00                             203,000
    Canceled                            2.00          (286,600)         (224,600)         286,600
                                 -----------           -------           -------           ------

    At December 31, 1995               $2.00           435,700           216,700          161,300

    Became exercisable                  2.00                             147,000
    Canceled                            2.00            (5,850)           (5,850)           5,850
                                 -----------           -------           -------           ------

    At September 30, 1996              $2.00           429,850           357,850          167,150
                                 -----------           -------           -------           ------

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

                           27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HOMEOWNERS GROUP, INC.

March 2, 1997                By:    /s/ C. GREGORY MORRIS
                                    ---------------------
                             C. Gregory Morris
                             Vice President, Treasurer and
                             Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

 11 Computation of Net Income per Common Share for the three and nine month periods ended September 30, 1996 and 1995.

 27               Financial data schedule