Form 10-K405/A
period 1995-12-31
HOMEOWNERS GROUP INC
filed 1997-04-15
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 5

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

                         Commission File Number 0-17338

                             HOMEOWNERS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             65-0033743
 ------------------------------                              ------------------
 State or other jurisdiction of                                (IRS Employer
 incorporation or organization                               Identification No.)

 400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA                   33325
 ------------------------------------------------                 --------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference as Part III of this Annual Report.



ITEM 6:  SELECTED FINANCIAL DATA
Years Ended December 31,                           1995              1994             1993              1992              1991
                                                   ----              ----             ----              ----              ----
STATEMENT OF OPERATIONS (in thousands)
Operating revenue                               $44,692           $53,194          $51,397           $45,578           $42,986
Income (loss) from continuing operations
  before income taxes                             2,208              (742)           5,361             3,891              (116)
Income (loss) from continuing operations          1,361              (658)           3,216             1,879               275
Discontinued operation:
  Loss from operation of discontinued
    reinsurance  segment                         (3,216)              --            (6,228)               --                --
Estimated loss on reinsurance
    portfolio transfer                              --                --            (9,009)               --                --
Net income (loss)                                (1,855)            ($658)        ($12,021)           $1,879              $275

CASH FLOW FROM OPERATING ACTIVITIES
     (in thousands)                               ($667)           $3,046          ($1,557)           $2,755            $2,454

Dividends Declared Per
     Common Share                                 $0.00             $0.00            $0.10             $0.20             $0.20

Balance Sheet (in thousands)
Cash and investments                            $17,054           $19,625          $18,154           $19,176           $26,133
Total assets                                     38,757            39,527           45,894            41,068            38,705
Long-term debt, net of current portion            2,592             3,317            3,107                22                66
Deferred home warranty revenue
    in excess of deferred home
    warranty acquisition costs                   10,572            10,441            9,994             8,196             6,906
Stockholders' equity                              6,365             8,152            8,782            21,820            21,084

PER SHARE DATA
Income (loss) from continuing operations          $0.25            ($0.12)           $0.58             $0.34             $0.05
Discontinued operation:
  Loss from operation of discontinued             (0.58)              --             (1.12)              --               --
    reinsurance subsidiary
Estimated loss on reinsurance                       --                --             (1.62)              --               --
  portfolio transfer
Net income (loss)                                ($0.33)           ($0.12)          ($2.16)            $0.34             $0.05
Stockholders' equity                              $1.15             $1.47            $1.58             $3.93             $3.79

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (in thousands)                        5,558             5,558            5,559             5,561             5,566

KEY BUSINESS INDICATORS:
Member offices                                   15,240            16,137           19,798            19,838            19,273
Home warranty contracts sold                    105,324           112,737          100,914            82,672            78,836

RATIOS
Pre-tax margin on income from
  continuing operations                               5%               (1)%             10%                9%               (0)%
Margin on income from
  continuing operations                               3%               (1)%              6%                4%                1%
Effective income tax rate                            38%              (11)%            (40)%              52%             (337)%
Return from continuing operations
  on beginning assets                                 3%               (1)%              8%                5%                1%
Return from continuing operations
  on average stockholders' equity                    30%               (8)%             21%                9%                1%


NOTE: CERTAIN AMOUNTS REFLECT RECLASSIFICATIONS FROM AMOUNTS REPORTED PREVIOUSLY
      TO CONFORM TO CURRENT PRESENTATION.

INDEPENDENT AUDITORS' REPORT


To The Board Of Directors of
  Homeowners Group, Inc.
Sunrise, Florida:

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonably assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, as restated, in conformity with generally accepted accounting principles.

As discussed in Note 3, the accompanying financial statements have been restated for changing the method of recognizing revenue and expenses related to memberships.



/s/ DELOITTE & TOUCHE LLP
------------------------
Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida


March 27, 1996
(April 8, 1997 as to Note 3)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents certain relationships deemed to be pertinent indicators of the Company's results of operations:

--------------------------------------------------------------------------------------------------------------------------------
                                                  1995                         1994                         1993
                                               $       % of                $       % of                 $        % of
                                                      revenue*                    revenue*                     revenue*
--------------------------------------------------------------------------------------------------------------------------------
Warranty revenue                            $37,181     83.5%            $38,911    73.1%            $31,954     62.2%
Membership & other revenue                    6,258     13.7              11,755    22.1              16,702     32.5
E&O brokerage                                 1,253      2.8               2,528     4.8               2,742      5.3
  Total operating revenue                    44,692    100.0              53,194   100.0              51,398    100.0

Warranty costs                               29,244     78.7              32,317    83.1              26,784     83.8
Membership & other costs                      4,358     70.4               7,255    61.7               9,172     55.0
E&O brokerage                                   648     51.7                 512    20.3                 386     14.1
   Total direct costs                        34,250     76.8              40,084    75.4              36,342     70.8

Unusual items                                  --         --               1,787     3.4                  --       --
G&A expense                                   9,262     20.8              12,013    22.8              12,268     23.9
   Operating income (loss)                    1,180      2.5                (690)   (1.3)              2,788      5.3

*  DIRECT COSTS ARE PRESENTED AS A PERCENTAGE OF THE RELATED REVENUES.
--------------------------------------------------------------------------------------------------------------------------------


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

Membership and Other Operations:

Membership and other related revenue of $6,258,000 in 1995 was 47% lower than 1994 revenue of $11,755,000, which is primarily related to the changing mix of the membership base. A large portion of the Company's membership no longer participates in the Company's E&O program and is exempted from paying the associated marketing/placement fees. Further impacting the membership results is the 6% decline in the Company's membership base from the prior year level. These factors have caused continuing decreases in related revenue and earnings in 1995, and reflect the continuing effects of the change in Company's E&O carriers. As a result of this change and the related increased competitive pressures within the E&O market, the Company has been unable to retain some of its Members as participants in its current E&O program. Additionally, attraction of new full members is more difficult, due to premium quotes which are not competitive for certain brokers and also due to declinations by the Company's primary insurance carrier of certain other brokers.

In 1995, the Company changed its method of recognizing revenue and expenses related to the annual new membership and renewal membership revenues and expenses. Prior to 1995, the Company recognized these items upon collection of the membership fees and upon payment of the associated commission expenses. Currently, these revenue items are deferred as collected and the expense items are deferred when paid, and both items are subsequently recognized in the income statement on a straight line basis over the membership period, generally one year. This change in revenue and expense recognition method was deemed to be a correction of an error, and the accompanying consolidated balance sheets and statements of operations have been restated to reflect the appropriate accounting for these items. The current year effect on revenue and associated direct costs recognized approximates 2% and 1%, respectively, of the current year total membership revenue and expense totals.

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

Direct expense of the membership operations approximated 70% of related revenue for 1995 and 62% of related revenue for 1994. The disproportionate cost ratio is related primarily to the results of the CORs, which were particularly impacted by the membership declines, especially in the states of California and Texas.

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

Direct expenses of the E&O operations increased from $512,000 in 1994 to $648,000 in 1995. Under the current E&O program, the Company has agreed to pay a portion of the commission it receives on the E&O premiums collected to the Affiliates generating the premium volume. There was no such arrangement under previous E&O programs, and, as 1994 was a transition year, the 1995 increase was anticipated. As the premium volume under the new program grows, the commission paid to the Affiliates will grow proportionately.

United Kingdom Operations:

HGC was liquidated in 1995, and there were no activities of HGC to include in the 1995 financial statements. HGC did not generate any significant revenue and incurred an operating loss of $761,000 in 1994, exclusive of the charges recorded by the parent company in writing off the net assets of this subsidiary.

Reduction of Work-force:

In early September 1994, the Company underwent an organizational restructuring, reducing its total work-force by approximately 20%. This restructuring resulted in annual cost savings of approximately $1,700,000 in 1995, through reductions in salary, benefits and payroll tax expenses, excluding the effects of any other personnel or staffing changes. The 1994 one time charge for severance pay and related benefits, totaling $1,063,000 is included in "Unusual items" in the accompanying consolidated statements of operations. Approximately $400,000 of this total relates to an agreement to terminate the employment contract between the Company and its former Chairman of the Board of Directors.

Other Income (Expense):

Investment income approximated $1,367,000 in 1995, an increase of approximately 1000% from the 1994 level of $120,000. Unrealized holding gains/losses on trading securities are included in the Company's earnings for the period, and unrealized gains/losses on securities available for sale are reported as a separate component of stockholders' equity. In 1994, rising interest rates caused the Company's investments in debt securities to generate significant unrealized holding losses, especially on its trading securities portfolio, which have been included in the Company's consolidated statements of operations. In 1995, this trend reversed, and the Company recognized significant income. Investment income is generated primarily from the securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investment of funds generated through the sales of warranty products. Funds generated through the other operations of the Company's business are generally invested in highly liquid overnight investments, and therefore earn a minimal amount of interest over the course of a year.

Income Taxes:

The Company's 1995 effective tax rate on income from continuing operations was 38.4%, as compared to a benefit of 11.3% on income from continuing operations in 1994.

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

Discontinued Operations:

In December 1995, a judgment was awarded against a wholly owned subsidiary of the Company in the amount of $5,156,022. This judgment related to the Company's 1991 and prior E&O program, which was carried by Acceleration National Insurance Companies (ANIC). Under this program, the Company was partially responsible for the claims reported by its participating brokers. With the change in carriers to CNA, in 1993, the Company removed itself from any risk bearing position in connection with the claims reported under its E&O program, and currently no longer operates in this capacity. Accordingly, the judgment amount was reported in discontinued operations in the accompanying consolidated statements of operations.

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

Membership and Other Operations:

Membership related revenue of $11,755,000, as restated, in 1994 was 30% lower than 1993 revenue of $16,702,000, as restated, which is primarily related to the changing mix of the membership base, as a large portion of the Company's membership no longer participates in the Company's E&O program and is exempted from paying the associated marketing/placement fees. Further impacting the membership results, is the 20% decline in the Company's membership base from the prior year level. These factors have caused continuing decreases in related revenue and earnings in 1994, and reflect the continuing effects of the transition to the Company's current E&O program. As a result of this transition and the related increased competitive pressures within the E&O market, the Company has been unable to retain some of its Members as participants in its current E&O program. Additionally, attraction of new full members is more difficult, due to premium quotes which are not competitive for certain brokers and also due to declinations by the Company's primary insurance carrier of certain other brokers.

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

Direct expense of the membership operations, as restated for each year, approximated 62% of related revenue for 1994 and 55% of related revenue for 1993, declining only 21% from 1993, despite the 30% decline in revenue. The disproportionate cost ratio is related primarily to the expenses of the Consumer Reach program, certain phases of which are still in the development stage and are not yet generating adequate revenue to offset the expenses incurred. Also impacting the direct cost ratio is the effect of promotional discounting of some of the Company's membership programs, a step the Company has taken to ease the membership transition and retain some of its top producing members.

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

In the second quarter of 1994, the Company received a letter of intent for the purchase of its 80% interest in HGC, however, the proposed transaction was not consummated, due to the potential buyer's inability to obtain financing. Consequently, the Company ceased funding HGC's operations in the third quarter of 1994, effectively closing down the UK operation. The one time charges for severance pay, the balance due under the subsidiary's lease agreement and the write-off of the subsidiary's net assets, related to the termination of that operation, totaled approximately $724,000. These charges were accrued in the third quarter, and are included in the "Unusual items" caption in the accompanying consolidated statements of operations. The UK operations are reported in the Membership and Other category in the accompanying table.

Reduction of Work-force:

In early September 1994, the Company underwent an organizational restructuring, reducing its total work-force by approximately 20%. This restructuring is expected to result in annual cost savings of approximately $1,700,000, through reductions in salary, benefits and payroll tax expenses, excluding the effects of any other personnel or staffing changes. The one time charge for severance pay and related benefits, totaling $1,063,000 is included in "Unusual items" in the accompanying consolidated statements of operations. Approximately $400,000 of this total relates to an agreement to terminate the employment contract between the Company and its former Chairman of the Board of Directors.

Other Income:

Investment income approximated $120,000 in 1994, a decrease of 95% from the 1993 level of $2,599,000. The 1993 earnings are the result of profit taking initiated in the second quarter of 1993 on the Company's previously unrealized gains on investments. Originally intended to be reinvested in diversified debt and equity funds, essentially all equity securities were sold. However, due to the capital and operating needs of POMG, which has since been discontinued, management was not able to reinvest these funds. Further discussion of POMG is presented in the "Discontinued Operations" section herein. The Company's investment results in 1994 have been severely impacted by market interest rates increases, as well as the impact of implementation of Statement of Financial Accounting Standards, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in January 1994. SFAS 115 expands the use of fair value accounting for certain debt and equity securities that are either held for trading purposes or are available for sale. This standard requires that unrealized holding gains/losses on trading securities be included in the Company's earnings for the period, and that unrealized gains/losses on securities available for sale be reported as a separate component of stockholders' equity. In 1994, rising interest rates have caused the Company's investments in debt securities to generate significant unrealized holding losses, especially on its trading securities portfolio, which have been included in the Company's consolidated statements of operations, as required by the new standard. Investment income is generated primarily from the securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investment of funds generated through the sales of warranty products. Funds generated through the other operations of the Company's business are generally invested in highly liquid overnight investments, and therefore earn a minimal amount of interest over the course of a year.

Income Taxes:

The Company's effective tax rate in 1994 was a benefit of 11.3%, as compared to a 40% provision on income from continuing operations in 1993. As a result of the losses generated by the 1994 work-force reduction and the termination of its UK operations, combined with the prior year losses generated by the Company's discontinued reinsurance operations, the Company has recognized significant income tax benefits in 1993 and 1994. A portion of the Company's 1993 and 1994 pre-tax losses has been carried back for income tax purposes, to offset taxable income earned in the prior three years, generating tax refunds for the Company. The remaining pre-tax losses give rise to significant deferred tax benefits, which will be recognized in future years, as the temporary book to tax differences which create the deferred tax benefits become deductible for tax purposes. The total deferred tax benefit which is expected to be realized in future years approximates $6.5 million at December 31, 1994. Based upon management's estimates of future taxable income and of the positive and negative evidence regarding the likelihood of ultimate recognition of this benefit, it has been determined that no valuation allowance is necessary. This determination was based on the Company's taxable earnings history, exclusive of non-recurring charges, and the period anticipated for full recognition, assuming the Company maintains its current level of taxable income, exclusive of non-recurring charges.

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

           NATURE                                             CARRYING VALUE
         ----------------------------                         --------------

         Cash and investments                                   $ 25,700,000
         Assumed reinsurance premiums
             receivable                                            6,000,000
         Reinsurance recoverable                                   5,000,000
         Other receivables                                           500,000
         Accounts payable and accrued
             expenses                                             (1,000,000)
         Reinsurance loss and loss
             adjustment reserve                                  (29,100,000)
                                                                ------------
         Net assets                                             $  7,100,000
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

         NATURE                                               CARRYING VALUE
         -------------------------------                      --------------

         Net assets transferred                                   $7,100,000
         Provision for losses during the
             phase out period                                      2,800,000
         Discounted value of additional
             obligation to CNA                                     4,500,000
         Income tax benefit                                       (5,400,000)
                                                                  ----------
         After-tax loss                                           $9,000,000
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


                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                              1995                      1994
--------------------------------------------------------------------------------------------------------------------------------
   ASSETS:
   Current assets:
     Cash and cash equivalents                                            $997,336                $5,875,844
     Trading securities                                                  9,250,349                 8,244,409
     Current portion of securities available for sale                    1,811,624                    17,506
     Miscellaneous receivables                                           1,278,044                 1,153,188
     Deferred home warranty acquisition costs                            5,666,899                 5,677,322
     Refundable income taxes                                             1,277,449                 1,816,149
     Deferred income taxes                                               6,896,920                 5,043,295
     Prepaid expenses and other current assets                           1,196,026                 1,446,637
                                                                         ---------                 ---------

     Total current assets                                               28,374,647                29,274,350

     Restricted cash                                                     3,160,000                 1,407,851
     Non-current portion of securities available for sale                1,834,981                 4,078,966
     Property and equipment - net                                        3,581,893                 2,009,165
     Other assets                                                          432,327                 1,177,026
     Deferred income taxes - net of current portion                      1,373,608                 1,579,345
                                                                         ---------                 ---------

           TOTAL                                                       $38,757,456               $39,526,703
                                                                       ===========               ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Accounts payable                                                   $1,220,140                $1,763,718
     Accrued expenses                                                    5,647,433                 9,109,466
     Litigation settlement                                               5,156,022                       -
     Current maturities of long term debt                                1,537,257                 1,065,487
     Deferred home warranty revenue                                     16,239,431                16,118,752
                                                                        ----------                ----------

          Total current liabilities                                     29,800,283                28,057,423

     Long term debt - net of current portion                             2,591,929                 3,316,845

     Commitments and contingencies - See Note 10

     Stockholders' equity:
           Preferred stock - $0.01 par value; 5,000,000
               shares authorized; none issued and
               outstanding                                                    -                          -
           Common stock - $0.01 par value; 45,000,000
               shares authorized; 5,558,350 shares
               issued and outstanding
               at December 31, 1995 and 1994                                55,584                    55,584
           Additional paid-in capital                                    7,458,288                 7,458,288
           Retained earnings (accumulated deficit)                      (1,201,845)                  653,376
           Unrealized holding gain (loss) on securities
               available for sale
                  (net of taxes of $34,745 in 1995)                         53,217                   (14,813)
                                                                            ------                   -------

     Total stockholders' equity                                          6,365,244                 8,152,435
                                                                         ---------                 ---------

           TOTAL                                                       $38,757,456               $39,526,703
                                                                       ===========               ===========


  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                           1995                 1994                  1993
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                               $44,691,749           $53,194,278           $51,397,972

Operating costs and expenses:
Direct expenses                                                  34,249,673            40,084,151            36,341,702
Unusual items                                                           -               1,787,355                   -
General and administrative expenses                               9,261,562            12,012,742            12,268,706
                                                                  ---------            ----------            ----------

Total                                                            43,511,235            53,884,248            48,610,408
                                                                 ----------            ----------            ----------

Operating income (loss)                                           1,180,514              (689,970)            2,787,564
Other income (expenses):
Investment income, net                                            1,367,482               120,455             2,599,169
Other, net                                                         (340,307)             (172,707)              (25,558)
                                                                  ---------              --------             ---------
Total                                                             1,027,175               (52,252)            2,573,611
                                                                  ---------              --------             ---------

Income (loss) from continuing
   operations before income taxes                                 2,207,689              (742,222)            5,361,175
(Provision) benefit for income taxes                               (847,099)               84,119            (2,145,025)
                                                                  ---------               -------            ----------
Income (loss) from continuing operations                          1,360,590              (658,103)            3,216,150
Discontinued operation:
Loss from operation of discontinued reinsurance
   segment (net of income tax benefits of
   $1,940,211 and $3,757,377, respectively)                      (3,215,811)                    -            (6,227,680)
Loss on reinsurance portfolio transfer, including
   provision of $2,787,301 for operating losses
   during phase out period (net of income tax
   benefits of $5,435,664)                                               -                      -            (9,009,563)
                                                                -----------             ---------            ----------

Net loss                                                        ($1,855,221)            ($658,103)         ($12,021,093)
                                                                ===========             =========          ============

Per share information:
Income (loss) from continuing operations                              $0.25                ($0.12)                $0.58
Loss from operation of discontinued
   reinsurance segment                                                (0.58)                   -                  (1.12)
Loss on reinsurance portfolio transfer                                    -                    -                  (1.62)
                                                                     ------                ------                ------

Net loss                                                             ($0.33)               ($0.12)               ($2.16)
                                                                     ======                ======                ======

Dividends declared per common
   share                                                              $0.00                 $0.00                 $0.10

Weighted average common shares
   outstanding                                                    5,558,350             5,558,350             5,559,191

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1995                1994                1993
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 ($1,855,221)          ($658,103)      ($12,021,093)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Loss on discontinued operation                                         3,215,811                  -           9,009,563
    Depreciation and amortization                                            601,884             827,919            615,700
    Allowance for loss on franchising fee revenue                                -             3,112,328                -
    Provision (benefit) for deferred income taxes on
      continuing operations                                                  292,323           1,575,345           (655,502)
    Unrealized holding  gain (losses)                                         68,030             (14,813)               -
    Foreign currency translation adjustment                                      -                43,280            (12,356)
    (Gain) loss on sale of securities                                       (368,348)            642,002         (1,940,959)
    Change in net assets of discontinued operation                               -                    -             410,419
Other changes in assets and liabilities:
    Increase in miscellaneous receivables                                   (124,856)           (495,855)           (88,280)
    (Increase) decrease in deferred home warranty acquisition costs           10,423              52,572         (1,374,396)
    (Increase) decrease in refundable income taxes on
      continuing operations                                                  538,700             751,483         (1,007,577)
    (Increase) decrease in prepaid expenses and other assets                 959,060          (2,231,844)          (330,412)
    Increase (decrease) in accounts payable                                 (543,578)            488,955            355,616
    Increase (decrease) in accrued expenses payable                       (3,462,035)           (544,155)         2,550,865
Increase in deferred home warranty revenue                                   120,679             395,328          3,172,153
Payments on reserve for loss on reinsurance portfolio transfer                   -              (727,915)          (240,603)
Payments for purchases of trading securities                              (7,434,195)         (8,276,460)               -
Proceeds from sales of trading securities                                  7,314,642           8,106,104                -
                                                                           ---------           ---------          ---------

Net cash provided by (used in) operating activities                         (666,681)          3,046,171         (1,556,862)
                                                                            --------           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures                                       (2,138,361)         (1,313,701)          (249,953)
Purchases of investments classified as available for sale                   (817,812)        (11,149,647)                -
Proceeds from sale of investments classified as available for sale           749,641           8,960,902                 -
Payments for investments of continuing operations                               -                    -          (19,517,221)
Proceeds from sale of investments of continuing operations                      -                    -           27,453,949
                                                                          ----------          ----------         ----------

Net cash provided by (used in) investing activities                       (2,206,532)         (3,502,446)         7,686,775
                                                                          ----------          ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt                                                          (830,409)           (528,951)            43,829)
Dividends paid on common stock                                                  -                     -          (1,111,670)
Amortization of discount on long term debt                                   167,849             312,585                -
Borrowings under financing arrangements                                      409,414             425,884                -
Collateralization of contingent guarantee to CNA                          (1,752,149)         (1,247,851)               -
                                                                          ----------          ----------          ---------

Net cash used in financing activities                                     (2,005,295)         (1,038,333)        (1,155,499)
                                                                          ----------          ----------          ---------

Net increase (decrease) in cash and cash equivalents                      (4,878,508)         (1,494,608)         4,974,414

Cash and cash equivalents at beginning of year                             5,875,844           7,370,452          2,396,038
                                                                           ---------           ---------          ---------

Cash and cash equivalents at end of year                                    $997,336          $5,875,844         $7,370,452
                                                                           =========          ==========         ==========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest                                                                    $285,911            $322,665             $4,884
Income taxes                                                                  31,442             328,007            548,126


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                                                FOREIGN
                                                                                HOLDING        CURRENCY
                               COMMON       PAID IN           RETAINED           GAIN          TRANSLATION             TOTAL
                               STOCK        CAPITAL           EARNINGS          (LOSS)         ADJUSTMENT             EQUITY
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1992              $55,584      $7,458,288         $14,337,023        $  -          ($30,927)          $21,819,968

Prior period adjustment                                           (448,615)                                           (448,615)

Net loss for the year                                          (12,046,364)                                        (12,046,364)

Foreign currency
translation loss                                                                                 (12,356)              (12,356)

Dividends declared
on common stock                                                   (555,835)                                           (555,835)
                                ----------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1993               55,584           7,458           1,311,480           -           (43,283)            8,782,069
                                ----------------------------------------------------------------------------------------------

Net loss for the year                                             (658,103)                                           (658,103)

Unrealized holding loss                                                          (14,813)                              (14,813)

Foreign currency
translation gain                                                                                  43,283                43,283
                                ----------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994               55,584       7,458,288            653,377        (14,813)            -               8,152,436
                                ----------------------------------------------------------------------------------------------

Net loss for the year                                          (1,855,221)                                          (1,855,221)

Unrealized holding gain                                                           68,030                                68,030
                               -----------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995              $55,584      $7,458,288        ($1,201,845)       $53,217        $    -              $6,365,244
                               -----------------------------------------------------------------------------------------------


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
                                           ============

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: Acceleration National Insurance Company, Plaintiff, vs. Homeowners Marketing Services, Inc., et al., Defendants, in the Court of Common Pleas of Franklin County, Ohio. This amount has been accrued as an adjustment to the Company's loss from discontinued reinsurance operation, and reported net of taxes in the amount of $2,036,629 in the accompanying consolidated statements of operations.

3. RESTATEMENT OF FINANCIAL INFORMATION
--------------------------------------------------------------------------------

In 1995, the Company changed its method of recognizing revenue and expenses related to the annual new membership and renewal membership revenues and expenses. Prior to 1995, the Company recognized these items upon collection of the membership fees and upon payment of the associated commission expenses. Currently, these revenue items are deferred as collected and the expense items are deferred when paid, and both items are subsequently recognized in the income statement on a straight line basis over the membership period, generally one year. This change in revenue and expense recognition method was deemed to be a correction of an error, and the accompanying consolidated balance sheets and statements of operations have been restated to reflect the appropriate accounting for these items. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                 1995                           1994                            1993
                        -----------------------        ------------------------       --------------------------
                        ORIGINALLY         AS          ORIGINALLY         AS          ORIGINALLY           AS
                         REPORTED      RESTATED         REPORTED       RESTATED        REPORTED         RESTATED
                        -----------------------        ------------------------       --------------------------
                                                      ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue                   $44,554       $44,692        $52,778         $53,194        $51,344          $51,398
Direct Costs               34,200        34,250         39,956          40,084         36,329           36,342
Income (loss)
   from continuing
   operations
   before taxes             2,119         2,208         (1,031)           (742)         5,319            5,361
Income tax
   provision (benefit)        812           847           (198)            (84)         2,128            2,145
Net income (loss)
   from continuing
   operations               1,307         1,361           (833)           (658)         3,191            3,216
Net income (loss)         ($1,909)      ($1,855)         ($833)          ($658)      ($12,046)        ($12,021)
Per share data:
Net income (loss)
    from continuing
    operations              $0.24         $0.25         ($0.15)         ($0.12)         $0.57            $0.58
Net income (loss)          ($0.34)       ($0.33)        ($0.15)         ($0.12)        ($2.17)          ($2.16)
Deferred income
    taxes                   6,769         6,897          4,801           5,043          7,011            7,207
Prepaid and other
    current assets          1,080         1,196          1,282           1,447            628              921
Accrued expenses            5,209         5,647          8,533           9,109         10,297           10,997
Retained earnings,
   at end of year         ($1,006)      ($1,201)          $902            $653         $1,735           $1,311

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles Of Consolidation -- The accompanying consolidated financial statements include the accounts of HOMG and all of its majority owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company's 45% interest in the partnership enrolling and servicing Members in Texas is accounted for by the equity method. The earnings from the partnership are included in operating revenue in the accompanying consolidated statements of operations.

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

Investments -- The Company accounts for its investments according to Statement of Financial Accounting Standards ('SFAS') No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.' This standard requires that the Company report at fair value the securities which are held for trading purposes, or which are available for sale. Unrealized holding gains and losses on trading securities are determined based upon the change in fair value and are included in investment income in the accompanying consolidated statements of operations. Unrealized holding gains on securities available for sale are also determined based upon the changes in fair values, and are reported as a separate component in the stockholders equity section of the balance sheet. Gains and losses on securities are determined based upon specific identification of the securities sold. The Company does not currently have any securities which are classified as held to maturity.

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

Net Income Per Common Share -- Net income per common share is based upon the weighted average number of common shares outstanding during each year. Dilutive stock options and warrants are included in the calculation of weighted average shares utilizing the Treasury Stock Method. Primary and fully diluted earnings per share are essentially the same in all years presented in the accompanying consolidated statements of operations. The inclusion of common stock equivalents in the 1993 computation of weighted average shares has a dilutive effect on the per share amount of income from continuing operations, but an antidilutive effect on the per share amounts from discontinued operations and on the net loss. In this circumstance, in accordance with Accounting Principles Board ('APB') Opinion No. 30, the common stock equivalents are recognized for all computations even though they have an antidilutive effect on one of the per share amounts. The antidilution is insignificant, and does not change the per share amounts.

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

5. UNITED KINGDOM OPERATIONS
--------------------------------------------------------------------------------

The 1994 and 1993 general and administrative expenses incurred by the Company's previous 80% owned British subsidiary approximated $777,000 and $882,000, respectively, and are included in the accompanying 1994 and 1993 consolidated statements of operations. Operating revenue generated by the subsidiary in 1994 and 1993 approximated $16,000 and $13,000, respectively. During the third quarter of 1994, the Company ceased funding this operation, effectively closing down the subsidiary. See further discussion of this transaction at Note 9.

6. PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following at December 31:

                                        1995           1994
                                        ----           ----

Office furnishings and equipment     $1,497,939    $1,403,682
Leasehold improvements                  713,970       367,266
Computer equipment and software       3,985,487     2,333,972
Automobiles                              47,533        47,533
Assets held under capital lease         499,032       474,359
                                        -------       -------
Total                                 6,743,961     4,626,812
Accumulated depreciation
   and amortization                  (3,162,068)   (2,617,647)
                                     ----------    ----------
Property & equipment--net            $3,581,893    $2,009,165
                                     ==========    ==========

Depreciation and amortization expense on property and equipment for the years ended December 31, 1995, 1994 and 1993 approximated $602,000, $749,000 and
$537,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

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
                                       ===========   ===========

Information with respect to unrealized holding gains and losses, as of December 31, 1995:

                                     UNREALIZED     UNREALIZED
                                    HOLDING GAINS HOLDING LOSSES
                                    ------------- --------------
1995
Trading securities                  $302,791         $22,404
Securities available for sale         87,961             -
                                    --------         -------
Total                               $390,752         $22,404
                                    ========         =======
1994
Trading securities                  $    -          $371,509
Securities available for sale         22,931          37,744
                                    --------        --------
Total                               $ 22,931        $409,253
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

8. INCOME TAXES
--------------------------------------------------------------------------------

Income (loss) from continuing operations before income taxes consists of the following for the years ended December 31:

                        1995             1994          1993
                        ----             ----          ----
Domestic              2,207,689         $18,735    $6,231,721
Foreign                   -            (760,957)     (870,546)
                     ----------       ----------   ----------
Total                $2,207,689       ($742,222)   $5,361,175
                     ==========       ==========   ==========

The provision (benefit) for income taxes consists of the following for the years ended December 31:
                                     1995          1994          1993
                                     ----          ----          ----
Continuing Operations:
Current:
  Federal                          $501,776    ($1,678,495)  $2,566,527
  State                              53,000         19,031      234,000
                                     ------     ----------    ---------
Total                               554,776     (1,659,464)   2,800,527
Deferred                            292,323      1,575,345     (655,502)
                                    -------     ----------    ---------
Total provision (benefit)
  on income from
  continuing operations             847,099        (84,119)   2,145,025

Discontinued Operation:
Tax benefit from loss on
  operation of discontinued
  reinsurance segment            (1,940,211)           -     (3,757,377)
Tax benefit from estimated
  loss on reinsurance
  portfolio transfer                   -               -     (5,435,664)
Tax provision  on cumulative
   effect of change in
   accounting principal             162,514            -           -
                                 ----------     ----------   ----------
Total provision (benefit)
  for income taxes              ($1,255,626)      ($84,119) ($7,048,016)
                                 ==========     ==========   ==========

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

                                                1995             1994
                                                ----             ----
Deferred home warranty revenue               $6,414,575      $6,381,809
Deferred home warranty acquisition costs     (2,238,425)     (2,247,974)
Litigation accrual                            2,036,628           --
Deferred member fee revenue                     487,601         652,639
Deferred member fee commissions                (191,052)       (270,497)
Miscellaneous                                  (106,157)       (176,492)
Current portion of provision for loss
    on disposal of reinsurance
    subsidiary                                  493,750         703,810
Current portion of deferred income              -------         -------
   tax asset                                  6,896,920       5,043,295
Non-current portion of provision for loss on
   disposal of reinsurance subsidiary           991,855       1,246,805
NOL tax carryforward                            342,292         298,000
Capitalized software                           (659,554)          --
AMT credit                                      699,015          34,540
                                             ----------      ----------
Total deferred income tax asset              $8,270,528      $6,622,640
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

The provision (benefit) for income taxes on income from continuing operations included in the accompanying consolidated statements of operations differs from the provision (benefit) computed using the statutory federal income tax rate (34%), due to the effects of the following items:

                                             1995                  1994                 1993
---------------------------------------------------------------------------------------------
                                              % OF                  % OF                 % OF
                                      $     PRETAX         $      PRETAX           $   PRETAX
                                 AMOUNT     INCOME    AMOUNT      INCOME      AMOUNT   INCOME
---------------------------------------------------------------------------------------------
Provision (benefit)
   at statutory rate           $750,614        34.0% ($252,355)   (34.0)%   $1,822,800   34.0%
Tax exempt income               (32,640)       (1.5)     --         --         (34,378)  (0.6)
State taxes, net of
      Federal benefit            83,412         3.8     21,628      2.9         53,659    2.9
Non-deductible losses
  incurred by UK
  subsidiary                       --            --     52,320      7.1           --       --
Other                            45,713         2.1     94,288     12.7        202,944    3.8
                                -------        ----    -------     ----        -------    ---
Provision (benefit)
  on income from
  continuing
  operations                   $847,099        38.4% ($84,119)    (11.3)%   $2,145,025   40.0%
                               ========        ====   =======      ====      =========   ====

9. LONG TERM DEBT
--------------------------------------------------------------------------------
Long term debt consists of the following at December 31:

                                               1995           1994
                                               ----           ----
Net present value of obligation
   to CNA, discounted at 6%                $3,601,513     $4,045,671
Obligations under capital leases              319,166        336,661
Other notes payable, due in monthly
   installments of $13,802 plus interest      208,507          -
                                            ---------      ---------
Total                                       4,129,186      4,382,332

Less current portion                       (1,537,257)    (1,065,487)
Long term debt, net of current             ----------     ----------
   portion                                 $2,591,929     $3,316,845
                                           ==========     ==========

Estimated aggregate annual maturities of long term debt are as follows:

             YEAR                      MATURITIES
             ----                      ----------
             1996                      $1,537,257
             1997                       1,136,640
             1998                       1,056,747
             1999                         398,542

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

In early September 1994, the Company underwent an organizational restructuring, reducing its total work force by approximately 20%, or 40 employees, including clerical staff, supervisors, managers and executives. This restructuring is expected to result in annual cost savings of approximately $1,700,000, through reductions in salary, benefits and payroll tax expenses. The charge, included in the `Unusual items' caption in the accompanying consolidated statements of operations, totaled approximately $1,063,000. Approximately $400,000 of this total related to an agreement to terminate the employment contract between the Company and its former Chairman of the Board of Directors. The plan to terminate employees was approved and carried out prior to September 30, 1994. The benefit arrangement awarded to the terminated employees was within the Company policy, or according to employment contracts with certain employees. As of December 31, 1994, approximately $923,000 had been paid against the liability, and $140,000 remained accrued and unpaid. There were no adjustments to the liability other than to reflect payments to terminated employees.

In the second quarter of 1994, the Company received a letter of intent for the purchase of its 80% interest in HGC, however, the proposed transaction was not consummated, due to the inability of the buyer to obtain financing. The Company, in the third quarter of 1994 ceased funding the subsidiary, which has effectively closed down its operations. One time charges for severance pay of $80,000, the balance due under the subsidiary's lease agreements and other obligations of $371,000 and write-off of the subsidiary's net assets of $273,000, for a total of approximately $724,000, is included in the 'Unusual items' caption in the accompanying consolidated statements of operations. As of December 31, 1994, approximately $451,000 remained accrued and unpaid. In 1995, the Company liquidated the subsidiary and negotiated reduced payments in full settlement of the balances owed, resulting in payment of approximately $175,000. The remaining accrued balance of $276,000 was reversed, and reflected in net income in the year ended December 31, 1995.

11. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

The Company is subject to various lawsuits and claims arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company currently rents office space in Sunrise, Florida, under a lease which expires on December 31, 2005. The lease requires annual increases of 3% of the base rent per square foot through the end of the lease term plus actual maintenance expenses and property tax increases. The Company also leases office space in certain of the Corporate-Owned Regions for remaining terms of up to three years. Future minimum annual rental payments approximate $266,000 in 1996, $313,000 in 1997, $307,000 in 1998, $304,000 in 1999, $313,000 in 2000, and
$1,652,764 thereafter. Rental expense for 1995, 1994 and 1993 approximated $563,000, $601,000 and $567,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: Acceleration National Insurance Company, Plaintiff, vs. Homeowners Marketing Services, Inc., et al., Defendants, in the Court of Common Pleas of Franklin County, Ohio. The jury determined that HMS was partially responsible for claims funding on E&O program in which the Company's memebr-brokers had previously participated. HMS has filed an appeal of the judgment. Post judgment proceedings have been initiated in Florida and elsewhere, including discovery in aid of execution. Although such actions were initially stayed in Florida, on March 13, 1996, the Circuit Court for Broward County, Florida, dismissed an action by HMS which contested the domestication of the judgment in Florida, and no stay is presently in effect. In the event the judgment creditor proceeds to execute on its judgment, such actions would have a material adverse effect on the business of HMS, and could have a material adverse effect on the liquidity of the Company. The judgment, which accrues interest at the rate of 10% per annum, is recorded in discontinued operations in the accompanying consolidated statements of operations, and in separately stated on the face of the accompanying consolidated balance sheets.

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

                           OPTION PRICE                               AVAILABLE
STOCK OPTIONS                 PER SHARE  OUTSTANDING  EXERCISABLE     FOR GRANT
-------------              ------------  -----------  -----------     ---------
At December 31, 1992       $5.00- $9.75     388,050      207,550       208,950
                           ------------     -------      -------       -------
Granted                            4.00     200,000       28,000      (200,000)
Canceled                    5.00 - 9.75     (29,500)     (29,500)       29,500
                           ------------    --------      -------       -------
At December 31, 1993        4.00 - 9.75     558,550      206,050        38,450

Granted                            2.00      80,000                    (80,000)
Became exercisable                 5.75                   75,900
Canceled                    4.00 - 9.75    (156,250)     (43,650)      156,250
                            -----------    --------      -------       -------

At December 31, 1994        2.00 - 9.00     482,300      238,300       114,700

Granted                            2.00     240,000                   (240,000)
Became exercisable                 2.00                  203,000
Canceled                    2.00 - 3.00    (286,600)    (224,600)      286,600
                            -----------    --------     --------       -------

At December 31, 1995              $2.00     435,700      216,700       161,300
                                  =====     =======      =======       =======

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

13. QUARTERLY FINANCIAL RESULTS (UNAUDITED)
--------------------------------------------------------------------------------

                                         FIRST     SECOND     THIRD    FOURTH
                                        QUARTER   QUARTER    QUARTER   QUARTER
                                        -------   -------    -------   -------
1995                                   (In thousands except per share amounts)
Operating revenue                       $10,835   $11,218   $11,540   $11,099
Income from continuing
   operations before income taxes           514       676       245       773
Net income (loss) from continuing
   operations                               316       415       142       488
Loss from discontinued operation             -         -         -     (3,216)
Net income (loss)                           316       415       142    (2,728)
Per share data:
Net income (loss) from
   continuing operations                  $0.06     $0.07     $0.03     $0.09
Net  loss from discontinued operation        -         -         -      (0.58)
Net income (loss)                         $0.06     $0.07     $0.03    ($0.49)

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

                             HOMEOWNERS GROUP, INC.




Date: April 15, 1997                     /S/ C. GREGORY MORRIS
                                         ---------------------
                                         C. Gregory Morris, Vice-President,
                                         Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                                              FILING IN WHICH
                                                                 EXHIBIT IS
                                                              INCORPORATED BY
              EXHIBIT NUMBER                                     REFERENCE
-----------------------------------------------------------   ------------------

11  Computation of Income Per Common Share for Each of the     Filed herewith
    Three Years Ended December 31, 1996