Form 10-K405
period 1996-12-31
HOMEOWNERS GROUP INC
filed 1997-04-15
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from _______ to _____________

                         Commission File Number 0-17338

                             HOMEOWNERS GROUP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                            65-0033743
        --------                                            ----------
State or other jurisdiction of                          (IRS Employer
incorporation or organization                            Identification No.)

400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA                 33325
------------------------------------------------                 -----
   (Address of principle executive offices)                    (Zip Code)

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

                                    YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing market price of the registrant's common stock as of March 27, 1997 of $1.56, the aggregate market value of the voting stock held by non-affiliates of the registrant is $6,948,976.

Number of shares of common stock outstanding as of March 27, 1997, is 5,558,350.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference as Part III of this Annual Report.

                                     PART I

RECENT DEVELOPMENTS

Homeowners Group, Inc. ("HOMG" or the "Company") announced on May 15, 1996 that it had entered into a definitive merger agreement under which The Cross Country Group, Inc. ("Cross Country") agreed to acquire the Company for $2.35 per share in cash. The merger agreement stated that the merger was subject to a number of conditions including approval of the transaction by the Company's stockholders and regulatory authorities. The Company also announced on May 15, 1996 that it had reached an agreement to settle the judgment obtained by Acceleration National Insurance Company ("Acceleration" or "ANIC") by paying to Acceleration a reduced amount of approximately $4.4 million in cash at the closing of the merger, which Cross Country had agreed, as a condition to the merger, to satisfy.

On November 7, 1996, the Company, announced that it had entered into an amendment to the merger agreement with Cross Country, which, among other things, reduced the price at which Cross Country will acquire HOMG stock to $2.06 per share in cash. The amendment also extended the anticipated closing date to no later than March 1, 1997. In addition, the amendment modified the Company's stock rights plan to permit Cross Country and its affiliates to buy an unlimited number of shares in privately negotiated transactions. This stock rights plan amendment was not effective until three business days after the information was released, provided that no other bid for the Company was received within such three day period. The three day period passed with no other bids submitted to purchase the Company.

An affiliate of Cross Country purchased, for approximately $2.75 million, the $5.2 million judgment obtained by Acceleration (the "Judgment"). The purchase price of the judgment reflected a $1.4 million payment previously made by the Company. The Cross Country affiliate also agreed, under certain conditions, to take no action to collect on the Judgment before January 31, 1997.

On February 10, 1997, the Company entered into a second amendment to the merger agreement with Cross Country, which extended the anticipated closing date to the earlier of July 1, 1997 or termination of the merger agreement. The Company also entered into an amendment to the agreement with the affiliate of Cross Country which holds the Judgment, extending the date through which the Cross Country affiliate agreed, under certain conditions, to take no action to collect on the Judgment until the earlier of July 1, 1997 or termination of the merger agreement. The Company guaranteed the obligation of HMS and pledged the shares of HMS and another subsidiary of the Company to secure such guarantee. HMS and the subsidiary granted security interests in their assets as part of the First Amendment to the Merger Agreement. Should the Merger fail to be consummated by July 1, 1997, Cross Country will be entitled to take action to collect on its judgment. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due.

As of the date of this filing, the Company has obtained regulatory approval for the merger in all states.

COMPANY HISTORY

HOMG was incorporated in 1988 in Delaware to act as the holding company for Homeowners Marketing Services, Inc. ("HMS") and its subsidiaries, which became subsidiaries of the Company in the same year as a result of a reorganization prior to the Company's sale of its shares in a public offering. HMS has provided products and services to real estate brokerage firms since 1980.

DESCRIPTION OF BUSINESS

The Company has developed a national network of real estate brokers ("Members"), enrolled by the Company's franchisees ("Affiliates") and the field sales force employed in the Corporate Owned Regions ("COR"). The Company believes that it is a leading supplier of products and services to real estate brokerage firms which market primarily residential properties. The Company offers various types of memberships including a "full membership," under which participating brokers and agents have access to all of the Company's products and services, and a "limited membership," under which participating brokers and agents have access to certain of the Company's products and services, principally the home warranty product. The Company operates in the District of Columbia and in all states except Alaska.

Full members generally pay an initial membership fee and annual renewal fees in order to retain the rights of membership. Full members participate in the Company's Errors & Omissions insurance ("E&O") program and generally pay marketing or placement fees to the Company for access to the program. Members also have the right to use products and services provided by other vendors with which the Company has made preferred arrangements. See "Membership" for specific information regarding the membership programs. Full membership also provides access to the following programs: a membership-wide referral networking system (REFNET/registered trademark/), the HMS BuyerTrack/registered trademark/ Follow-up System, the HMS Risk Management System, HMS Photocard and certain other advertising, public relations and marketing materials, products and services. Both full members and limited members have access to the home warranty product, which they sell to either sellers or buyers of a home. Historically, through 1996, the Company has derived at least 88% of its annual revenues from the sale of home warranty contracts by Members and from membership related fees.

The Company has granted the Affiliates the exclusive right, within defined geographical territories, to enroll Members and train them in the utilization and sale of the Company's products and services. The Company directly enrolls Members in California, Colorado, Idaho, Florida (except northwest Florida, which territory has been granted to an Affiliate), Hawaii, Idaho, Indiana, Iowa, Nebraska, North Dakota, Oregon, Pennsylvania, South Dakota and Washington, and is a 45% partner in a partnership which directly enrolls Members in Texas. Collectively, these territories are known as Corporate Owned Regions. The Company manages, for a fee, the Kansas, Oklahoma, Missouri territory and the Arizona, New Mexico territory. The company has combined administrative functions of the Kansas, Oklahoma and Missouri region and of the Arizona, New Mexico region with the Texas region. The Colorado region and the Washington, Oregon and Idaho regions have combined administrative functions with the California region. In late 1996 and early 1997, the Company has focused on improving the operating results of its Corporate Owned Regions, and has entered into several management and option arrangements, under which independent non-employee managers have agreed to operate the regions. Payments to these managers will generally be made from commissions earned on the sales generated within each region, and the managing company is generally responsible for expenses incurred in generating such sales.

Franchise realty organizations, such as CENTURY 21/registered trademark/, ReMax/registered trademark/ and others, provide to their franchisees certain products and services, some of which are similar to those offered by the Company. However, access to such products and services generally requires an initial financial commitment by the real estate brokerage firm, payment of a predetermined percentage of revenues to the franchisor and mandatory utilization of some of the franchisor's products and services. Under the Company's program, Members pay for the Company's products and services which they elect to use, once the initial membership fee and/or annual renewal fee has been paid. The Company's membership agreement does not prohibit membership in any real estate related franchise or service, and many HMS Members are also members of franchise realty organizations.

DISTRIBUTION OF PRODUCTS AND SERVICES

FRANCHISEES

Homeowners Marketing Services International, Inc. ("HMSI"), a wholly-owned subsidiary of the Company, has entered into franchise agreements with Affiliates encompassing the District of Columbia and 35 states in which HMS does not directly enroll Members. The Affiliates are granted exclusive five-year licenses within defined territories to enroll, as Members, real estate brokerage firms and agents which market primarily residential properties and to market all products offered through the real estate brokerage community by the Company.

The Affiliates pay an initial fee for the grant of such license, which is based upon the potential market for Member enrollment and product sales in the defined territory. The franchise agreements are renewable by the Affiliates with no additional franchise fee. Affiliates are paid a predetermined commission from all membership fees and from sales of E&O insurance programs, home warranty contracts, HMS BuyerTrack/registered trademark/ programs, and other products sold within their territories.

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

In 1996, there were no franchise agreements up for renewal. Seven agreements expired in 1995 and were extended to December 31, 1996. These agreements have been further extended until September 30, 1997. In May, 1995, the Company franchised the New England territory, consisting of the states of Maine, Massachusetts, New Hampshire and Vermont. In February 1996, the Company terminated the Pennsylvania franchise agreement for defaults under the agreement, and began operating this territory as a COR. The former franchisee filed a suit, and in March 1997, the Company and the former franchisee entered into a settlement agreement.

MEMBERSHIP

The Company relies upon its Affiliates and COR sales force to continually recruit new Members. To join the membership network, Members generally pay an initial membership fee and each year thereafter, the Member must remit an annual renewal fee in order to maintain membership. Members are entitled to utilize the Company's products and services during the term of their membership. Members are not, however, obligated to use all or any portion of the products and services offered. Full Members generally pay a marketing fee or placement fee for each real estate closing in which the member participates for access to the E&O program. Since December 1993, the Company has offered its new and renewal members an annually funded program for all fees. Annual marketing/placement fees are determined based on the Member's anticipated annual transaction volume. Members who select annual funding pay either one lump sum upon enrollment/renewal, or three installments over 180 days. At the end of 1996, nearly 59% of the Company's Full Members were enrolled in annual/installment E&O programs, as opposed to a transactional payment program.

When a home warranty contract is sold in connection with a real estate closing in which a Member participates, the Member may receive reimbursement (except in California, Arizona and Iowa, where it is prohibited by law), in a predetermined amount, from the proceeds of the sale of such contract in order to cover its administrative, inspection and processing costs.

From time to time, the Company seeks endorsements of large Realtor companies and state and local Realtor organizations. In the first quarter of 1997, the Company gained the endorsement of the Prudential Real Estate Associates, Inc. ("PREA"). PREA will recommend that its franchisees use all of the Company's products and services. The terms of this arrangement are being finalized, and the Company anticipates that this endorsement will have a positive impact on its future warranty and other product sales.

As of December 31, 1996, 14,329 real estate brokerage firms operating 17,315 offices were included as Members, including 5,304 firms operating 5,663 offices which enrolled during 1996. The current E&O program with Continental Casualty Company ("CNA"), pursuant to which the Company markets policies through Victor
O. Schinnerer ("Schinnerer"), CNA's exclusive underwriting manager, has produced a marked increase in attrition and a shift from participation in full membership to limited membership. Approximately 35% of the Members who participated in the E&O program at December 31, 1995 did not renew or were terminated by the Company during 1996. Through 1996, full members declined from 5,773 to 4,600, while "limited" members increased from 9,467 to 12,715. These trends are due to the shift in E&O program underwriting techniques, from a program approach (i.e. large groups of Members received identical premium rates and were subject to less stringent underwriting criteria), to an individual approach under the current CNA/Schinnerer program. Also, the E&O market is extremely price sensitive and the price competition has had a significant negative impact on the Company's renewal rates. The Company believes that some of its competition has reduced prices to gain market share, a practice in which CNA/Schinnerer does not engage.

In response to the decline in membership resulting from the transition to the new E&O carrier, the Company has more aggressively marketed its "limited membership" plans, which had been available, but did not previously comprise a large portion of its total membership. Also, during 1995 and 1996, the Company allowed certain brokers to continue as limited members beyond their expiration date, permitting them to use all of the Company's products and services, with the exception of the E&O program, with no membership fee. As of December 31, 1996, there were approximately 5,900 such Members included in the Company's total membership of 17,315. At December 31, 1996, approximately 73% of the Company's membership was comprised of limited members, as opposed to only 62% at December 31, 1995. Based upon Member enrollments as of December 31, 1996, Member offices constitute approximately 11% of all National Association of REALTORS/registered trademark/ ("NAR") member offices.

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

The home warranty contract is frequently purchased by the home seller, enabling him/her to offer to a prospective buyer a residence with all of the major systems and appliances covered for a period of one year from the date of closing. The Company believes that the home warranty contract makes a home more attractive to prospective buyers and causes a home to be sold more rapidly by providing protection from unforeseen and expensive repairs at low cost. The Company also believes that a home warranty helps the Real Estate Broker by lowering risk from errors and omissions lawsuits. The Company has noted that the sales mix is shifting more towards buyers than sellers, indicating a greater awareness by the ultimate user of the value of this product. The Company offers one year renewals to selected existing home warranty contract holders. The Company also offers a four-year home warranty contract for purchasers of newly constructed homes. Renewed one year contracts, including second, third and beyond year renewals, and four-year "new" home warranty contracts account for 14% and 0.2%, respectively, of total home warranty contracts in force as of December 31, 1996.

In 1996, the Company continued its efforts to expand renewal warranty contract sales, which increased by 20% in 1996 and 70% in 1995. The increase in renewal contract sales has been achieved by improved marketing and collection techniques which have increased renewal rates to approximately 25% in 1996, from the 5% rate experienced in 1994.

Generally, while the coverage and other terms differ to a degree between states, under the terms of a home warranty contract, the Company agrees to repair or replace, at the Company's discretion, for claims made during the term of the contract, substantially all working component parts of a residence's built-in appliances, refrigerator, washer, dryer, and central heating, air conditioning, plumbing, hot water heater and electrical systems. Optional coverage is provided at an additional charge for swimming pools, spas, whirlpools and well pumps. Certain component parts are not covered under the home warranty contract, and in every instance, pre-existing defects and repairs or replacements occasioned as a result of other than mechanical failure from normal wear and tear are not covered. Consequential damages resulting from the failure of any component part of the system or appliance, such as water damage from leaking pipes, are also outside the scope of the home warranty contract. The Company has the flexibility of offering several products with varying coverages within each state. The Company also offers a lower priced warranty product which covers primarily home appliances and electrical systems, but excludes heating, ventilation, plumbing and air conditioning systems. Generally the home warranty contract does not provide for any monetary limit on the Company's obligations. The average selling price of a warranty was $353 in 1996, and $352 and $348 in 1995 and 1994, respectively. The average claim incurred in 1996 by the Company under its home warranty contracts was $215, compared to $213 in 1995 and $218 in 1994. A claim occurred on approximately 71% of all warranties in force in 1996, and 68% in 1995 and 1994. Although the Company will issue a home warranty contract regardless of the age and size of the residence, in certain states there are surcharges based upon these factors. The home warranty contract generally provides for a deductible to be paid by the holder of the contract on each service call. As the contract terms are generally for a one year period, claims are incurred and reported to the Company within a short period of time.

Repair services under the home warranty contract are performed by independent contractors located in the areas in which the contract is in force. The Company has service arrangements with approximately 17,000 independent service contractors. Approximately 90% of the Company's claims cost is paid to 1,900 of these contractors. When a problem occurs, the homeowner makes a toll-free telephone call to the Company's central processing center in Sunrise, Florida. A customer service employee verifies that the home warranty contract is in force and that the contract provides coverage of the reported problem. Utilizing an automated search procedure, which attempts to locate the closest vendor with the highest approval rating, the employee advises the homeowner of the service contractor's phone number to arrange for a service call. If the service contractor determines upon review that the repair will cost less than the homeowner's deductible, the homeowner may elect to proceed with the repair and pay the contractor, with no reimbursement from the Company. If the repair is expected to exceed the deductible, the service contractor is required to call the Company for authorization of the repair. The Company's staff of authorization employees has practical, and most of the time specialized, professional repair experience.

Seventeen of the states in which the Company operates have enacted a variety of legislation addressing home warranty contracts. Generally, regulation of home warranty contracts requires the Company to reserve a portion of its liquid and invested assets and/or place deposits with regulatory agencies. As of December 31, 1996, approximately $10,800,000 of cash and investments were needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Increases in warranty production, as seen thus far in the first quarter of 1997, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $13,500,000 as of December 31, 1996. See "Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources" for reserve and surplus policies in regulated states. The Company is currently in compliance with all statutory deposit, reserve and surplus requirements.

Although the Company is not aware of any pending legislation which would negatively affect the sale of home warranty contracts, it is impossible to predict legislation or regulations that may be adopted in the future and which could affect the Company's home warranty contract business.

ERRORS AND OMISSIONS INSURANCE

INSURANCE POLICIES:

Members have access to real estate E&O insurance as a benefit of membership. Historically, an attractive feature of the Company's E&O program to Members has been that the premium could be paid monthly for each closing participated in, with a one transaction per month minimum premium. Beginning December 1, 1993, in conjunction with the CNA program, the Company added an annually funded premium, which may be paid in either one lump sum or in three installments over 180 days. This insurance generally provides limits of between $100,000 and $1,000,000 per loss and from $100,000 to $1,000,000 aggregate per policy year. The policies generally provide coverage for unintentional wrongful acts which occur during the term of the policy and are reported up to 60 days after expiration of the policy and all claims after expiration for which notice of wrongful act is given prior to expiration. The policy provides for a deductible per loss and covers the real estate brokerage firm and all officers, partners, stockholders, employees, salespersons and sales associates or independent contractor brokers of the brokerage firm. At December 31, 1996, approximately 27% of all the Company's Members had active insurance policies.

In order to obtain E&O coverage, a potential Full Member submits an application for coverage to the insurer through an Affiliate field staff representative. The insurer, through its underwriting manager, determines whether to insure the applying Member and at what rate. All insurance premiums are collected by the Company along with membership and marketing/placement fees, and then the premium, net of the Company's commission, is periodically remitted by the Company to the insurer. In 1996, the E&O program generated total premiums of approximately $9 million, essentially all of which related to the CNA program.

Under agreements between the Company and CNA/Schinnerer, outlining the responsibilities for the marketing, underwriting and administration of this insurance program, the Company and its Affiliates are required to market exclusively, on a right of first refusal basis, through December 31, 1999, CNA's real estate errors and omissions insurance products. If a potential insured is declined and not quoted, the Company may offer a secondary E&O product. Premiums written through secondary carriers approximated 2% of total premiums in 1996 and 1995.

PROGRAM:

From 1986 through April 1991, ANIC was the insurer of the Company's E&O program, and from May 1991 through November 30, 1993, the insurer was a member company of American International Group, Inc. ("AIG"). Under these two prior programs, through November 30, 1992, Meridian Insurance Company, Ltd. ("Meridian"), a 100% owned subsidiary of the Company's former insurance broker, was the reinsurer. In December 1991, ANIC filed suit against the Company relating to the 1986 - 1991 E & O program. The case went to trial in November 1995, and on December 13, 1995 a jury rendered a verdict against HMS, in favor of ANIC in the amount of $5,156,022. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for the current status of this matter.

In December 1992, the Company formed a reinsurance subsidiary, POMG Insurance Company, Ltd. ("POMG"), which acquired certain net assets from Meridian and replaced Meridian as the reinsurer of all E&O policies written beginning May 1, 1991. There was no monetary consideration given and no loss recorded on the transaction. Under the ANIC and AIG programs, the

Company bore reinsurance risk either directly through POMG or through letters of credit ("LOCs") that the Company was required to post with Meridian as collateral to be drawn upon in the event that the assets in the reinsurance pool, together with investment income earned thereon, were insufficient to cover the claims and related expenses incurred. The LOC amount under the ANIC program was fixed at $2,059,274. The amounts of the LOC's required to be posted by the Company under the AIG program were subject to change at the discretion of the insurer, based on contract volume and underwriting risk.

In the second and third quarters of 1993, the E&O program experienced significant losses. Effective December 1, 1993, CNA replaced POMG as the reinsurer and AIG as the insurer of the E&O policies issued through November 30, 1993 by AIG. This transaction took place through a novation of previous reinsurance agreements in effect. The Company now markets CNA policies to its membership network through Schinnerer, CNA's exclusive Realtors E&O program and underwriting manager. Pursuant to the agreement with CNA, the Company discontinued POMG's operations and no longer participates in any reinsurance risk under the CNA program. The Company, through its HOMS Insurance Agency, Inc. ("HOMS") subsidiary acts solely in the capacity of an insurance broker. Under the terms of the agreement, the Company receives commissions based on a fixed percentage of the E&O premiums collected. The Company pays a portion of these commissions to the Affiliates and Company Owned Regions generating the premium volume. The Company has recorded certain liabilities and is subject to certain contingencies in connection with the agreements with CNA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Under the program offered through CNA, the Company also receives a fee on transactional premium collections, which is recorded as an offset to G&A expense. In addition, under the CNA program, the Company receives a commission of 10% on all premiums collected, a portion of which is paid to the Affiliate and COR offices generating the premium volume. The Company earned approximately $900,000 in commissions under the current program in 1996, $1,250,000 in 1995 and $1,002,000 in 1994.

In connection with the CNA program, the Company is obligated to pay CNA $5 million over a period originally estimated to be three to five years. The Company makes payments against this obligation through reductions in the commission it earns on the premiums generated under the program. Accordingly, the Company agreed to meet certain premium volume quotas (the "Quotas"), on an annualized basis. If, on an annualized basis, premium volume falls below the Quotas, a cash payment equal to 5% of the difference between actual premium volume and the Quotas must be made to CNA to be applied against the obligation to CNA. Additionally, there are were specified minimum premium volume levels (the "Levels") which were required to be attained. If E&O premiums were to fall below the Levels, CNA had the option to review the program, give the Company an opportunity to address the issue and then, at its option, may stop the program and take ownership of the Company's expiration list, and the Company could still be required to make a cash payment equal to 5% of the difference in the actual premium volume and the Quotas, to be applied against the obligation to CNA. As a result of the Company's failure in 1995 to meet the minimum Levels, in March 1996, the Company and CNA amended the agreement, waiving the minimum Levels. In addition, the Quotas were modified to $17 million in 1995, $18 million in 1996, and $20 million for each year thereafter. The agreement to market CNA insurance exclusively to its membership was extended through December 31, 1999. As of December 31, 1996, the balance due CNA totaled approximately $3.1 million. The Company is currently in default, as it has failed to achieve the minimum Quotas, and the Company could be required by CNA to make a payment against the obligation to the Holdback Fund in the amount of approximately $200,000. However, the Company and CNA have entered into a further amendment, which would delete the minimum Quotas and the Levels, and release the Company from its current obligation to pay the remaining $3.1 million. Following the effective date of this amendment, the Company's obligation will be limited to the payment of 50% of actual commissions to CNA. The proposed amendment becomes effective if the Merger is consummated prior to July 1, 1997, and the dispute with Sphere Drake (as described below) is settled within 14 days of the consummation of the Merger.

In connection with the transfer of the net assets of POMG to CNA and the assumption by CNA of the obligations of POMG under certain Realtor's errors and omissions policies, the Company guaranteed the performance by Sphere Drake Insurance, PLC ("Sphere Drake"), a third party reinsurance company, under a $5 million reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. Under the terms of the Company's guaranty, CNA, as the transferee of the reinsurance treaty, bears any credit risk under the treaty, including, but not limited to, any risk that Sphere Drake becomes insolvent, is adjudicated as a bankrupt or has liquidation or similar proceedings commenced against it. The Company has placed $3 million into a collateral account to secure its guarantee (the "Collateral Account"). On April 10, 1996, CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor the reinsurance treaty.

The Company, CNA and Sphere Drake are engaged in settlement discussions with respect to the reinsurance treaty. Although terms are not finalized, it is possible that the Company could pay a substantial portion of the Collateral Account to CNA under the currently proposed settlement agreement. As a result of the settlement negotiations, the Company has recorded a loss provision of $2.5 million for the guaranty in its consolidated statements of operations for 1996. Should the Merger fail to be consummated, the potential settlement agreement will be null and void, and the Company will continue to be contingently liable for the entire $5 million under the conditions described in the preceding paragraph. In such event, the Company will attempt to negotiate a settlement but there can be no assurance that it will be successful in such efforts.

As part of the transfer of the POMG assets, the Company is further obligated to pay five percent of all commissions on Realtor's errors and omissions policies up to a maximum of $5 million to cover the losses of CNA on assumed policies. A "holdback fund" has been established to accumulate said funds. Under the current agreement, the Company is obligated to make accelerated payments to the holdback fund if certain premium production levels are not met. In connection with the proposed settlement with CNA which is, as noted above, contingent upon the closing of the Merger, the holdback fund agreement will be modified to require payment to the fund only out of commissions actually earned on policies sold. Should the Merger fail to be consummated, there will be no adjustment to the current agreement, and the Company could be required to make a $200,000 payment against its obligation to the Holdback Fund.

HMS BUYERTRACK/registered trademark/ FOLLOW-UP SYSTEM

The Company offers Members eight-year and three-year BuyerTrack/registered trademark/ programs which are funded at the closing of the sale of a residence. The program provides a system for maintaining contact with former customers of the Member with the goal of generating listings through direct referrals and repeat business. The BuyerTrack/registered trademark/ program utilizes personalized direct mail, return mail responses, mailgrams, survey questionnaires and similar reminder items. The eight-year and three-year programs are identical except for their duration and the number of contacts between the Member and the former customer. The BuyerTrack/registered trademark/ program is provided to Members under agreement with the Personal Marketing Company, one of the nation's largest producers of newsletters.

HMS REFNET/registered trademark/

The Company's REFNET/registered trademark/ system connects Members in 49 states and the District of Columbia. The Company makes available a toll-free number through which Members can make referral inquiries. The Company obtains from its Members an office profile which contains information which would be of interest to other Members when placing referrals, such as office location, company size, number of agents, certified referral training, average sales price per home offered, percentage referral fee offered and other information concerning a Member's office. This information is maintained in the REFNET/registered trademark/ computer data base.

Upon receiving an inquiry from a referring Member, the REFNET/registered trademark/ representative provides the referring Member with the addresses and telephone numbers of three Members registered in the system which are identified as the closest match to the needs of the referring Member. Once the referring Member has selected a receiving Member, the referral fee between the two is privately negotiated. Unlike traditional referral systems, the Company does not participate in any portion of the referral fee. Access to REFNET/registered trademark/ is a benefit of membership, and no separate fee is charged for this service for Members.

HMS RISK MANAGEMENT SYSTEM/registered trademark/

The Company offers a Risk Management System to its Members that extends beyond basic E&O coverage. It is a national program providing specific risk reduction measures. In addition to professional liability protection, elements of the system include a Risk Management Advisory Center, Risk Management Educational Programs, Home Warranty Protection Plan, and Home Warranty Indemnification. There is no fee for participating Members.

ADVERTISING AND SALES PROMOTION PROGRAM

As a benefit of membership, the Company offers various advertising and public relations materials and ideas designed to enhance the business of Members. These materials include a public relations guide, camera ready advertising materials for use by Members, sample creative ads, displays, and other materials.

COMPETITION

The Company encounters competition with respect to most of its products and services, principally in the home warranty contract business. Competition in that industry has increased as consumer awareness and acceptance of the home warranty concept has grown. The Company's largest national competitor in the home warranty contract business is American Home

Shield. The primary competitive factors in that industry are sales force presence, price, scope of coverage and quality of service. Through the Company's focus on maintaining and educating its members, its franchise distribution network, its vendor network, and its focus on service, the Company believes it can effectively compete in the home warranty contract business. The price and scope of coverage of its home warranty contract are competitive with those generally offered by the industry. The Company encounters additional warranty competition from companies offering the same or similar services as the Company on an individual appliance or system contract basis.

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

EMPLOYEES

As of February 28, 1997, the Company employed 178 persons on a full-time basis, 85 of whom administer the home warranty contract business in the United States, and 20 of whom enroll and service Members in the CORs. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union or covered by any collective bargaining agreement.

ITEM 2. PROPERTIES

The Company's corporate offices are located at 400 Sawgrass Corporate Parkway, Sunrise, Florida. The Company leases approximately 24,980 square feet in a two-story office building for a ten year term, expiring December 31, 2005. The Company currently pays rent of approximately $33,000 per month, including sales tax and maintenance charges. The Company also leases office space for a regional sales and administrative office in Texas, under a lease with a remaining term of three years.

ITEM 3.  LEGAL PROCEEDINGS

The Company incurs numerous lawsuits in the ordinary course of its home warranty contract business, typically concerning whether claims under such home warranty contracts are entitled to coverage. The Company does not believe any of these suits are material to the Company's operations or financial results.

In December 1991, suit was brought against HMS and the Company by Acceleration National Insurance Company ("ANIC") for damages related to the E & O insurance program in which ANIC was the policy issuing company. On December 13, 1995, a jury in the Court of Common Pleas of Franklin County, Ohio rendered a verdict against HMS in favor of ANIC, in the amount of $5,156,022, which accrues interest at the rate of 10% per annum. In May, 1996, the Company entered into a definitive merger agreement with Cross Country, pursuant to which Cross Country agreed to purchase all of the outstanding shares of the Company for $2.35 per share in cash and pay the balance due to ANIC under a settlement agreement, upon closing of the Merger. Pursuant to the settlement agreement, on September 4, 1996, the Company paid to ANIC the full amount of its 1995 federal income tax refund, together with interest, which totaled $1,401,485. An affiliate of Cross Country purchased the judgment from ANIC as of October 31, 1996, for approximately $2.75 million, and pursuant to a new settlement agreement ("the Settlement Agreement"), the Cross Country affiliate agreed, under certain conditions, to take no action to collect on the judgment before January 31, 1997. In January 1997, under the Second Amendment to the Merger Agreement, the Cross Country affiliate extended the date until which it agreed to take no action to collect on the judgment to July 1, 1997. The Company guaranteed the obligation of HMS and pledged the shares of HMS and another subsidiary of the Company to secure such guarantee. HMS and the subsidiary granted security interests in their assets as part of the First Amendment to the Merger Agreement. Should the Merger fail to be consummated by July 1, 1997, Cross Country will be entitled to take action to collect on its judgment. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due.

In February 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, by the former franchisee of the Pennsylvania territory, alleging breach of contact, fraud and misrepresentation. In March 1997, this case was settled for $110,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

The Company's common stock is listed on the Nasdaq National Market under the symbol HOMG. The following table sets forth the high and low transaction prices for each quarterly period during 1996 and 1995. Stock price data reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

            YEAR         QUARTER                    HIGH              LOW
            ----         -------                    ----              ---

            1996         First                     $1.75            $ 0.50
                         Second                     2.06              1.50
                         Third                      2.13              1.88
                         Fourth                     2.06              1.50

            1995         First                     $1.75            $ 0.63
                         Second                     2.13              1.13
                         Third                      2.00              1.00
                         Fourth                     1.94              0.50

As of March 15, 1997, there were approximately 140 shareholders of record of the Company's common stock, some of whom are brokerage firms which hold shares in nominee name on behalf of their clients. The Company believes that there are over 690 beneficial owners of its common stock.

DIVIDENDS

The agreements reached with CNA impose certain restrictions on dividends until funds due to CNA are paid in full. The Company declared no dividends in 1996, 1995 or 1994. The Company does not anticipate paying any dividends in the future.


ITEM 6:  SELECTED FINANCIAL DATA

Years Ended December 31,                           1996          1995           1994          1993          1992
                                                   ----          ----           ----          ----          ----

STATEMENT OF OPERATIONS (in thousands)
Operating revenue                               $45,431       $44,692        $53,194       $51,397       $45,578
Income (loss) from continuing operations
  before income taxes                            (1,597)        2,208           (742)        5,361         3,891
Income (loss) from continuing operations         (1,038)        1,361           (658)        3,216         1,879
Discontinued operation:
  Loss from operation of discontinued
    reinsurance  segment                         (1,559)       (3,216)             -        (6,228)            -
Estimated loss on reinsurance
    portfolio transfer                                -             -              -        (9,009)            -
Net income (loss)                               ($2,597)      ($1,855)         ($658)     ($12,021)       $1,879

CASH FLOW FROM OPERATING ACTIVITIES
     (in thousands)                              $4,347         ($667)        $3,046       ($1,557)       $2,755

Dividends Declared Per
     Common Share                                 $0.00         $0.00          $0.00         $0.10         $0.20

Balance Sheet (in thousands)
Cash and investments                            $15,346       $17,054        $19,625       $18,154       $19,176
Total assets                                     37,755        38,757         39,527        45,894        41,068
Long-term debt, net of current portion            2,941         2,592          3,317         3,107            22
Deferred home warranty revenue
    in excess of deferred home
    warranty acquisition costs                   11,631        10,572         10,441         9,994         8,196
Stockholders' equity                              3,760         6,365          8,152         8,782        21,820

PER SHARE DATA
Income (loss) from continuing operations         ($0.19)        $0.25         ($0.12)        $0.58         $0.34
Discontinued operation:
  Loss from operation of discontinued             (0.28)        (0.58)             -         (1.12)            -
    reinsurance subsidiary
Estimated loss on reinsurance                         -             -              -         (1.62)            -
  portfolio transfer
Net income (loss)                                ($0.47)       ($0.33)        ($0.12)       ($2.16)        $0.34
Stockholders' equity                              $0.68         $1.15          $1.47         $1.58         $3.93

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (in thousands)                        5,558         5,558          5,558         5,559         5,561

KEY BUSINESS INDICATORS:
Member offices                                   17,315        15,240         16,137        19,798        19,838
Home warranty contracts sold                    117,955       105,324        112,737       100,914        82,672

RATIOS
Pre-tax margin on income from
  continuing operations                              (4)%           5%            (1)%          10%            9%
Margin on income from
  continuing operations                              (2)%           3%            (1)%           6%            4%
Effective income tax rate                           (35)%          38%           (11)%         (40)%          52%
Return from continuing operations
  on beginning assets                                (3)%           3%            (1)%           8%            5%
Return from continuing operations
  on average stockholders' equity                   (21)%          30%            (8)%          21%            9%



NOTE: CERTAIN AMOUNTS REFLECT RECLASSIFICATIONS FROM AMOUNTS REPORTED PREVIOUSLY
      TO CONFORM TO CURRENT PRESENTATION.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents certain relationships deemed to be pertinent indicators of the Company's results of operations:

                                            1996                     1995                  1994
--------------------------------------------------------------------------------------------------------
                                         $        % of           $       % of           $         % of
 (dollars in 000's)                            REVENUE*                REVENUE*                 REVENUE*
--------------------------------------------------------------------------------------------------------

Warranty revenue                     $40,136     88.4%        $37,181    83.2%      $38,911       73.1%
Membership & other revenue             4,331      9.5           6,258    14.0        11,755       22.1
E&O brokerage                            964      2.1           1,253     2.8         2,528        4.8
                                     -------   ------         -------  ------       -------     ------
    Total operating revenue           45,431    100.0          44,692   100.0        53,194      100.0

Warranty costs                        31,938     79.6          29,244    78.7        32,317       83.1
Membership & other costs               3,258     75.2           4,358    69.6         7,255       61.7
E&O brokerage                            657     68.2             648    51.7           512       20.3
                                    --------     ----         -------    ----       -------       ----
    Total direct costs                35,853     78.9          34,250    76.6        40,084       75.4

Unusual items                            677      1.5             --    --            1,787        3.4
G&A expense                           10,491     23.1           9,262    20.7        12,013       22.8
                                      ------     ----           -----    ----        ------       ----
    Operating income (loss)          ($1,590)    (3.5%)        $1,180     2.6%        ($690)      (1.3%)
                                      ======     =====         ======     ====       ======       =====

*  DIRECT COSTS ARE PRESENTED AS A PERCENTAGE OF THE RELATED REVENUES.
-------------------------------------------------------------------------------


1996 COMPARED TO 1995

HOME WARRANTY OPERATIONS:

Home warranty revenue, totaling $40,136,000 and representing 88% of total operating revenue for 1996, increased 8% from the 1995 figure of $37,181,000, or 83% of total operating revenue, due primarily to increases in home warranty contract sales. The increase in contract sales is due to additional membership and to a strong residential real estate market. Due to the Company's warranty revenue recognition method, which recognizes contract revenue over the one year term of the contract, warranty revenue for any period of time is also impacted by production in the eleven months immediately preceding that period. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expense and acquisition costs, as a percentage of related operating revenue, increased to 80% in 1996 from 79% in 1995, primarily due to a 2% increase in average claim severity and a 6% increase in warranty claim frequency. Claim frequency experienced in 1996 returned to the unusually high frequency experienced in 1994, as a result of the severe weather patterns experienced across the country during 1996. Through December, 1996 the winter season has been extremely severe, resulting in negative experience in the last quarter of the year. This trend has continued into the first quarter of 1997, and has had a continued negative impact on the Company's cash position and its results of operations.

The 1996 warranty acquisition cost ratio of 35% is slightly lower than the 1995 ratio, which approximated 36%. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes, since the Company's acquisition costs vary in different locations. In addition, the increasing proportion of renewal warranty contracts reduces the acquisition cost ratio, as renewal contract acquisition costs are generally lower than acquisition costs for first year contract sales. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, at this time, does not expect such a change to occur.

The amount of general and administrative ("G&A") expenses of the home warranty operation, which primarily include allocated fixed costs, increased slightly from the prior year period due primarily to increases in overhead costs related to the pending sale of the Company.

MEMBERSHIP AND OTHER OPERATIONS:

Membership and other related revenue of $4,331,000 in 1996 was 31% lower than 1995 revenue of $6,258,000, which is primarily related to the continued change in mix of the Company's membership base. As in the prior year, the portion of the Company's membership which no longer participates in the Company's E&O program and which pays the associated marketing/placement fees has continued to decline. These factors have caused continuing decreases in related revenue and earnings in 1996, a continuing reflection of the effects of the change in the Company's E&O carrier. As a result of this change, and due to continued increased competitive pressures within the E&O market, the Company has continued to experience declines in Members as participants in its current E&O program. Additionally, attraction of new full members continues to be difficult, due to premium quotes which are not competitive for certain brokers.

Throughout 1996, the Company has also continued to focus on attracting new members and retaining as participants in the warranty program former members who are not covered by CNA. This strategy has somewhat reduced the negative impact of the loss of members through increases in warranty production.

Direct expense of the membership operations approximated 75% of related revenue for 1996 and 70% of related revenue for 1995. The disproportionate cost ratio is related primarily to certain fixed costs, which do not decline with decreases in revenues, and to the results of the CORs, which were particularly impacted by the Full E&O membership declines, especially in the states of California and Texas. Also impacting the direct cost ratio is the effect of continued promotional discounting of some of the Company's membership programs, a step the Company has taken to retain some of its top producing members.

As with the home warranty operations, G&A expenses of the Company's membership and other operations increased from 1995 totals, again related to increases in general overhead costs related to the pending acquisition.

E&O OPERATIONS:

E&O related revenue for 1996, totaling $964,000, was 23% lower than the 1995 revenue of $1,253,000. The decrease relates to the decline in the Company's membership base, which has a corresponding effect on the premium volume of the program and, thus, the commissions earned.

Direct expenses of the E&O operations increased from $648,000, or 52% of revenue in 1995 to $657,000 or 68% of revenue in 1996. Under the current E&O program, the Company has agreed to pay a portion of the commission it receives on the E&O premiums collected to the Affiliates generating the premium volume. There are also certain fixed costs related to the Company's risk management programs which result in the cost ratio being disproportionate.

UNUSUAL ITEMS:

In 1996, the Company reported approximately $677,000 in the "Unusual Items" caption in its consolidated statements of operations, related to several infrequently occurring events that occurred in 1996. Specifically, in the third quarter of 1996, the Company terminated its Agency Agreement and Administration Agreement with New Hampshire Insurance Company ("NHIC"), as it determined that it no longer desired to carry the program previously negotiated with NHIC. As part of the termination arrangement, the Company has paid approximately $260,000 to NHIC, and has also agreed to indemnify NHIC for all claims incurred under contracts issued during the time the agreements were in effect by paying for all claims on covered components which may be reported under such contracts, as if the arrangement with NHIC had not taken place. To the extent that claims have been paid or reported on these contracts, such amounts have been included in the "Direct costs" caption in the Company's consolidated statements of operations, and any related accrual for unpaid amounts is included in the "Accounts payable" caption in the consolidated balance sheets. In addition, effective September 15, 1996, in conjunction with its plans for future organization and growth, the Company terminated an employment contract with one of its officers, and has agreed to pay the former officer severance and related benefits totaling approximately $157,000 through the month of July 1997. In the fourth quarter of 1996, in connection with the Company's plan to improve the operating results of its Corporate Owned Regions, the employment of three regional managers of the Company's Corporate Owned Regions was terminated, and the California office was closed. In connection with these changes, the Company agreed to pay amounts totaling approximately $260,000 for severance, related benefits and rents on the California office. Charges for these items are included in the accompanying consolidated statements of operations under the caption "Unusual Items".

OTHER INCOME (EXPENSE):

Investment income approximated $636,000 in 1996, a decrease of approximately 53% from the 1995 level of $1,367,000. Unrealized holding gains/losses on trading securities are included in the Company's earnings for the period, and unrealized gains/losses on securities available for sale are reported as a separate component of stockholders' equity. In 1995, decreasing interest rates caused the Company's investments in debt securities to generate significant income, especially on its trading securities portfolio, which has been included in the Company's consolidated statement of operations. In 1996 this trend slowed, reducing the amount of income recognized. Also, in mid-1996, the Company transferred a portion of its trading portfolio to available for sale, which changed the presentation of market value adjustments from a statement of operations impact to a balance sheet impact. This transfer was made to maximize earnings potential and to consolidate investment balances for one of the Company's regulated subsidiaries. Investment income is generated primarily from the securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investment of funds generated through the sales of warranty products. Funds generated through the other operations of the Company's business are generally invested in highly liquid overnight investments, and therefore earn a minimal amount of interest over the course of a year.

Other expenses include interest expense of approximately $351,000, related primarily to the CNA obligation, losses from the Company's share of investment in an Internet access provider joint venture of approximately $220,000, and a loss on disposal of fixed assets of approximately $120,000. In 1995, the Company formed a partnership through which it planned to offer services as an Internet access provider to its members. Due to continued losses, and lower than anticipated sales, in December 1996, the Company stopped funding the partnership, and plans to sell its partnership interest or otherwise dissolve the partnership agreement. The losses on fixed asset disposals resulted from the Company's change in corporate office locations, at which time the Company disposed of certain office furniture and equipment, for which it received only nominal proceeds. In 1995, other expense included interest on the CNA obligation of approximately $275,000 and losses incurred by the Internet access provider joint venture of approximately $80,000.

INCOME TAXES:

The Company's effective tax rate in 1996 was a benefit of 35%, as compared to a provision of 38.4% on income from continuing operations in 1995.

As a result of the losses generated in 1996, and by the 1995 ANIC judgment, the 1994 work-force reduction and termination of its UK operations, combined with the 1993 losses generated by the Company's discontinued reinsurance operations, the Company has recognized significant income tax benefits since 1993. A portion of the Company's 1993 and 1994 pre-tax losses was carried back for income tax purposes, to offset taxable income earned in the prior three years, generating tax refunds for the Company. The remaining pre-tax losses give rise to significant deferred tax benefits, which will be recognized in future years, as the temporary book to tax differences which create the deferred tax benefits become deductible for tax purposes. The total deferred tax benefit which is expected to be realized in future years approximates $9.5 million at December 31, 1996. Based upon management's estimates of future taxable income and of the positive and negative evidence regarding the likelihood of ultimate recognition of this benefit, it has been determined that no valuation allowance is necessary. This determination was based on the Company's taxable earnings history, exclusive of non-recurring charges, and the period anticipated for full recognition, assuming the Company maintains its current level of taxable income, exclusive of the charges incurred for its discontinued operations, the restructuring charges reported in 1994 and 1996, and certain other non-recurring items. The Company is currently undergoing an examination by the Internal Revenue Service of its tax returns for the years of 1993, 1994 and 1995, which could result in the proposal of significant adjustments to its taxes in those years. The Company believes that the returns as originally filed are correct in all material respects.

DISCONTINUED OPERATIONS:

In connection with the transfer of the net assets of POMG to CNA and the assumption by CNA of the obligations of POMG under certain Realtor's errors and omissions policies, the Company guaranteed the performance by Sphere Drake Insurance, PLC ("Sphere Drake"), a third party reinsurance company, under a $5 million reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. Under the terms of the Company's guaranty, CNA, as the transferee of the reinsurance treaty, bears any credit risk under the treaty, including, but not limited to, any risk that Sphere Drake becomes insolvent, is adjudicated as a bankrupt or has liquidation or similar proceedings commenced against it. The Company placed $3 million into a collateral account to secure its guarantee (the "Collateral Account"), and has also agreed, if necessary, to pay the additional $2 million related to the guarantee from future commissions. On April 10, 1996, CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor the reinsurance treaty.

The Company, CNA and Sphere Drake are engaged in settlement discussions with respect to the reinsurance treaty. Although terms are not finalized, it is possible that the Company could pay a substantial portion of the Collateral Account to CNA under the currently proposed settlement agreement. As a result of the settlement negotiations, the Company has recorded a loss provision of $2.5 million for the guaranty in its consolidated statements of operations for 1996. Should the Merger fail to be consummated, the potential settlement agreement will be null and void, and the Company will continue to be contingently liable for the entire $5 million under the conditions described in the preceding paragraph. In such event, the Company will attempt to negotiate a settlement but there can be no assurance that it will be successful in such efforts.

As a result of the settlement negotiations, the Company has recorded a loss provision of $2.5 million for the guarantee, which is reflected in the discontinued operations caption in the accompanying 1996 consolidated statement of operations, and the offsetting reserve is reflected as a reserve against the restricted cash balance in the accompanying 1996 consolidated balance sheet. In its role under this program, the Company bore reinsurance risk through its reinsurance subsidiary. With the change in carriers to CNA, in 1993, the Company removed itself from any risk bearing position in connection with the claims reported under its E&O program, and currently no longer operates in this capacity. The 1995 amount included in the discontinued operations caption was the Acceleration judgment, which was also related to this prior E&O program.

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

MEMBERSHIP AND OTHER OPERATIONS:

Membership and other related revenue of $6,258,000 in 1995 was 45%, lower than 1994 revenue of $11,755,000, which is primarily related to the changing mix of the membership base. A large portion of the Company's membership no longer participates in the Company's E&O program and is exempted from paying the associated marketing/placement fees. Further impacting the membership results is the 6% decline in the Company's membership base from the prior year level. These factors have caused continuing decreases in related revenue and earnings in 1995, and reflect the continuing effects of the change in Company's E&O carriers. As a result of this change and the related increased competitive pressures within the E&O market, the Company has been unable to retain some of its Members as participants in its current E&O program. Additionally, attraction of new full members is more difficult, due to premium quotes which are not competitive for certain brokers and also due to declinations by the Company's primary insurance carrier of certain other brokers.

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

As a result of losses generated by the current year Acceleration judgment (see Discontinued Operations below), the 1994 work-force reduction and termination of its UK operations, combined with the prior year losses generated by the Company's discontinued reinsurance operations, the Company has recognized significant income tax benefits in 1993 and 1994. A portion of the Company's 1993 and 1994 pre-tax losses was carried back for income tax purposes, to offset taxable income earned in the prior three years, generating tax refunds for the Company. The remaining pre-tax losses give rise to significant deferred tax benefits, which will be recognized in future years, as the temporary book to tax differences which create the deferred tax benefits become deductible for tax purposes. The total deferred tax benefit which is expected to be realized in future years approximates $8.2 million at December 31, 1995. Based upon management's estimates of future taxable income and of the positive and negative evidence regarding the likelihood of ultimate recognition of this benefit, it has been determined that no valuation allowance is necessary. This determination was based on the Company's taxable earnings history, exclusive of non-recurring charges, and the period anticipated for full recognition, assuming the Company maintains its current level of taxable income, exclusive of the charges incurred for its discontinued operations, the restructuring charges reported in 1994 and 1996, and certain other non-recurring items.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. As a result of increases in home warranty production in 1996 as compared to 1995, cash collected on warranty contracts in 1996 was approximately $4,623,000 higher than 1995. In 1996, membership and related revenues and cash flows were negatively affected by the decrease in members and in the related fees generated by the Company's membership, and the Company continued to provide its Affiliates with various discounted membership options. The Company expects that cash flow generated from its warranty and other operations, in combination with the cost saving measures implemented, will be sufficient to meet its normal operating needs on an ongoing basis. However, should the merger fail to be consummated by July 1, 1997, Cross Country will be entitled to take action to collect on its judgment. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due to Cross Country, as holder of the judgment, which would become immediately due and payable. In such event, the Company would be forced to seek alternatives to paying the remaining unpaid balance of the judgment. No other alternatives are presently being considered.

In 1996, net cash provided by operating activities totaled $4,347,000, as compared to cash used in operations of $667,000 in 1995. This increase in cash is primarily due to liquidation of some of the Company's investment portfolio, relating to a transfer of investments from trading to available for sale in mid-1996, paired with increases in warranty production in 1996 as compared to the 1995 levels. In the first quarter of 1996, the Company modified its payment terms to its claims service contractors to move from 20 to 30 day terms, consistent with industry standards, which further positively impacted cash flows. Also impacting operating cash flows are various payments for claims payable, Affiliate and Member commissions and E&O premium remittances. In 1996, the Company used $3,513,000 in investing activities, as compared to $2,207,000 in 1995, primarily due to the transfer of investments previously noted, offset by decreases in purchases of property and equipment. Net cash provided by financing activities totaled $3,000 in 1996, as compared to cash used in financing activities of $2,005,000 in the comparable 1995 period. The 1995 financing activities reflect the collateral fund contributions related to the Sphere Drake reinsurance recoverable.

In consideration for CNA's assumption of POMG's reinsurance obligations, which is more fully discussed in the BUSINESS ERRORS & OMISSIONS INSURANCE section herein, the Company has agreed to pay CNA $5 million by December 1999 toward the ultimate settlement of the transferred losses and expenses. The agreements with CNA impose certain restrictive covenants until the $5 million CNA obligation is satisfied, including limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list. Through December 31, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. The Company forwards half of its commissions earned under the CNA E&O program to CNA, to be applied as debt repayments on the obligation until its satisfaction. The Company is currently in default with the terms of this agreement, as it has failed to achieve the minimum premium volume quotas as defined in the agreements, and the Company could be required by CNA to make a payment against its obligation to the Holdback Fund in the amount of approximately $200,000. However, the Company and CNA have entered into an amendment to the Holdback Agreement which would delete the premium volume quotas and release the Company from its current obligation to pay the remaining $3.1 million. Following the effective date of this amendment, the Company's obligation will be limited to the payment of 50% of actual commissions to CNA. The proposed amendment becomes effective if the Merger is consummated prior to July 1, 1997, and the dispute with Sphere Drake (as described below) is settled within 14 days of the consummation of the Merger.

During 1996 the Company made principal repayments of approximately $725,000 against the CNA obligation. As of December 31, 1996, the net present value of the balance due to CNA under this obligation was $3,075,000. In addition, in connection with the transfer of the net assets of POMG to CNA and the assumption by CNA of the obligations of POMG under certain Realtor's errors and omissions policies, the Company guaranteed the performance by Sphere Drake Insurance, PLC ("Sphere Drake"), a third party reinsurance company, under a $5 million reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. Under the terms of the Company's guaranty, CNA, as the transferee of the reinsurance treaty, bears any credit risk under the treaty, including, but not limited to, any risk that Sphere Drake becomes insolvent, is adjudicated as a bankrupt or has liquidation or similar proceedings commenced against it. The Company has agreed, if necessary, to pay an additional $2 million out of future commissions related to the guarantee. Should this occur, the repayments on the $5 million obligation will be delayed until the $2 million is paid. The Company will not be required to further reduce its collected commission by more than 50% under these agreements. On April 10, 1996, CNA issued a Notice of Arbitration to Sphere Drake, with respect to its refusal to honor the reinsurance treaty. Accordingly, the Company, CNA and Sphere Drake have engaged in settlement negotiations with respect to the reinsurance treaty. Although terms are not yet finalized, its is possible that the Company could pay a substantial portion of the Collateral Account to CNA under the terms of the currently proposed settlement agreement. As a result of the settlement negotiations between CNA and Sphere Drake, the Company has recorded a loss provision of $2.5 million for the guarantee.

In December 1991, ANIC, the insurer of the Company's E&O program through April 1991, brought suit against the Company and HMS. On December 13, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against HMS. Under the terms of the Merger Agreement with Cross Country, Cross Country agreed to pay the balance due to ANIC under a settlement agreement, upon closing of the Merger. Pursuant to the settlement agreement, on September 4, 1996, the Company paid to ANIC the full amount of its 1995 federal income tax refund, together with interest, which totaled $1,401,485. The remaining balance due bears interest at the rate of 10% per annum from September 1, 1996 until the settlement amount is paid in full. An affiliate of Cross Country purchased the judgment from ANIC as of October 31, 1996, for approximately $2.75 million. The Cross Country affiliate agreed, under certain conditions, to take no action to collect on the judgment before January 31, 1997. In January 1997, under the Second Amendment to the Merger Agreement, the Cross Country affiliate extended the date until which it agreed to take no action to collect on the judgment to July 1, 1997. The Company has guaranteed the obligation of HMS and pledged the shares of HMS and another subsidiary of the Company to secure such guarantee. HMS and the subsidiary granted security interests in their assets as part of the First Amendment to the merger agreement. Should the merger fail to be consummated by July 1, 1997, Cross Country will be entitled to take action to collect on its judgment. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due to Cross Country, as holder of the judgment, which would become immediately due and payable. In such event, the Company would be forced to seek alternatives to paying the remaining unpaid balance of the judgment. No other alternatives are presently being considered. The Company's efforts in 1996 to contest the domestication of the judgment in Florida, appeal the judgment and otherwise prevent the judgment creditor from executing on its judgment have resulted in substantial fees to professionals and other advisors, which further negatively impacted the Company's liquidity during 1996.

Seventeen of the states in which the Company's subsidiaries operate regulate the home warranty business. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of warranty contracts (generally one year). As of December 31, 1996, approximately $10,800,000 of cash and investments are needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Of this amount, approximately $1,200,000 of cash and investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Increases in warranty production, as seen thus far in the first quarter of 1996, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $13,500,000 as of December 31, 1996. The Company is currently in compliance with all applicable surplus and reserve requirements.

The Company is continuing its efforts to upgrade its current computer and processing environments over the next two years, in an attempt to increase operational efficiency, improve management information, and allow for future growth in the Company's business. This plan is currently expected to have an incremental cost of approximately $750,000 in excess of the cost of maintaining, servicing and improving the existing system, over the life of the project. Management expects that sufficient funds will be available to cover the cost of the upgrade. If such funds are not available, this project will be deferred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



FINANCIAL STATEMENTS                                                    PAGE
-------------------------------------------------------------------------------

Independent Auditors' Report                                              21

Consolidated Balance Sheets - December 31, 1996 and 1995                  22

Consolidated Statements of Operations - Years Ended
December 31, 1996, 1995 and 1994                                          23

Consolidated Statements of Cash Flows - Years Ended
December 31, 1996, 1995 and 1994                                          24

Consolidated Statements of Stockholders' Equity - Years Ended
December 31, 1996, 1995 and 1994                                          25

Notes to Consolidated Financial Statements                                26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Homeowners Group, Inc.
Sunrise, Florida:

We have audited the accompanying consolidated balance sheets of Homeowners Group, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended December 31, 1996 have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1, 2 and 10, the Company could be obligated to pay on an outstanding judgement. In the event the judgement creditor proceeds to execute on its judgement, it is likely the Company will be without adequate resources to pay the full amount due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the consolidated financial statements the Company is currently undergoing an examination by the Internal Revenue Service of its tax returns for the years 1993, 1994 and 1995.

DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida

April 8, 1997

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                    1996                       1995
--------------------------------------------------------------------------------------------------------------------------------

   ASSETS:
   Current assets:
     Cash and cash equivalents                                               $ 1,833,977                $   997,336
     Trading securities                                                        4,927,225                  9,250,349
     Current portion of securities available for sale                            507,050                  1,811,624
     Miscellaneous receivables                                                   990,644                  1,278,044
     Deferred home warranty acquisition costs                                  6,137,476                  5,666,899
     Refundable income taxes                                                      28,000                  1,277,449
     Deferred income taxes                                                     6,336,602                  6,896,920
     Prepaid expenses and other current assets                                   840,250                  1,196,026
                                                                             -----------                -----------
     Total current assets                                                    $21,601,224                $28,374,647


     Restricted cash (net of allowance of $2,500,000 in 1996)                    660,000                  3,160,000
     Non-current portion of securities available for sale                      7,417,599                  1,834,981
     Property and equipment - net                                              4,403,030                  3,581,893
     Other assets                                                                432,755                    432,327
     Deferred income taxes - net of current portion                            3,239,965                  1,373,608
                                                                             -----------                -----------
           TOTAL                                                             $37,754,573                $38,757,456
                                                                             ===========                ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Accounts payable                                                         $1,122,885                 $1,220,140
     Accrued expenses                                                          7,088,961                  5,647,433
     Litigation settlement                                                     3,881,567                  5,156,022
     Current maturities of long term debt                                      1,191,601                  1,537,257
     Deferred home warranty revenue                                           17,768,964                 16,239,431
                                                                             -----------                -----------
    Total current liabilities                                                 31,053,978                 29,800,283

     Long term debt - net of current portion                                   2,940,711                  2,591,929

     Commitments and contingencies - See Note 10

     Stockholders' equity:
           Preferred stock - $0.01 par value; 5,000,000
               shares authorized; none issued and outstanding                          -                          -
           Common stock - $0.01 par value; 45,000,000
               shares authorized; 5,558,350 shares issued and
               outstanding at December 31, 1996 and 1995                          55,584                     55,584
           Additional paid-in capital                                          7,458,288                  7,458,288
           Retained earnings (accumulated deficit)                            (3,799,406)                (1,201,845)
           Unrealized holding gain on securities
               available for sale  (net of taxes of  $28,022 and
              $34,745 in 1996 and 1995, respectively)                             45,418                     53,217
                                                                             -----------                -----------
     Total stockholders' equity                                                3,759,884                  6,365,244
                                                                             -----------                -----------
           TOTAL                                                             $37,754,573                $38,757,456
                                                                             ===========                ===========


  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                         1996                    1995                  1994
--------------------------------------------------------------------------------------------------------------------------------

Operating Revenue                                             $45,431,035             $44,691,749           $53,194,278

Operating costs and expenses:
Direct expenses                                                35,852,860              34,249,673            40,084,151
Unusual items                                                     676,546                      -              1,787,355
General and administrative expenses                            10,491,150               9,261,562            12,012,742
                                                              -----------             -----------            ----------
Total                                                          47,020,556              43,511,235            53,884,248
                                                              -----------             -----------            ----------
Operating income (loss)                                        (1,589,521)              1,180,514              (689,970)
Other income (expenses):
Investment income, net                                            636,061               1,367,482               120,455
Other, net                                                       (643,542)               (340,307)             (172,707)
                                                              ------------            -----------            -----------
Total                                                              (7,481)              1,027,175               (52,252)
                                                              ------------            -----------            -----------

Income (loss) from continuing
   operations before income taxes                              (1,597,002)              2,207,689              (742,222)
(Provision) benefit for income
   taxes                                                          558,691                (847,099)               84,119
                                                              -----------             -----------            ----------
Income (loss) from continuing operations                       (1,038,311)              1,360,590              (658,103)
Loss from operation of discontinued reinsurance
   segment (net of income tax benefit of $940,750
   and $1,940,211 in 1996 and 1995, respectively)              (1,559,250)             (3,215,811)                    -
                                                              -----------             -----------            ----------
Net loss                                                      ($2,597,561)            ($1,855,221)            ($658,103)
                                                              ===========             ===========            ==========


Per share information:
Income (loss) from continuing operations                           ($0.19)                  $0.25                ($0.12)
Loss from operation of discontinued reinsurance
   segment                                                          (0.28)                  (0.58)                 -
                                                              ------------            ------------           ----------
Net loss                                                           ($0.47)                 ($0.33)               ($0.12)
                                                              ============            ============           ==========

Dividends declared per common share                                 $0.00                   $0.00                 $0.00

Weighted average common shares outstanding                      5,558,350               5,558,350             5,558,350



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                            1996             1995              1994
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         ($2,597,561)     ($1,855,221)        ($658,103)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
    Provision for loss on discontinued operation                                   1,559,250        3,215,811                 -
    Depreciation and amortization                                                    958,824          601,884           827,919
    Allowance for loss on franchising fee revenue                                          -                -         3,112,328
    Provision (benefit) for deferred income taxes on continuing operations          (358,566)         292,323         1,575,345
    Unrealized holding (gain) loss                                                    76,146         (300,318)          627,189
    Foreign currency translation adjustment                                                -                -            43,280
Other changes in assets and liabilities:
    (Increase) decrease in miscellaneous receivables                                 287,400         (124,856)         (495,855)
    (Increase) decrease in deferred home warranty acquisition costs                 (470,577)          10,423            52,572
    Decrease in refundable income taxes on continuing operations                   1,249,449          538,700           751,483
    (Increase) decrease in prepaid expenses and other assets                         183,579          959,060        (2,231,844)
    Increase (decrease) in accounts payable                                          (97,255)        (543,578)          488,955
    Increase (decrease) in accrued expenses payable                                1,441,528       (3,462,035)         (544,155)
    Decrease in litigation settlement                                             (1,274,455)               -                 -
Increase in deferred home warranty revenue                                         1,529,533          120,679           395,328
Payments on reserve for loss on reinsurance portfolio transfer                             -                -          (727,915)
Payments for purchases of trading securities                                      (3,848,583)      (7,434,195)       (8,276,460)
Proceeds from sales of trading securities                                          5,708,294        7,314,642         8,106,104
                                                                                 -----------       ----------       -----------
Net cash provided by (used in) operating activities                                4,347,006         (666,681)        3,046,171
                                                                                 -----------       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures                                               (1,608,194)      (2,138,361)       (1,313,701)
Purchases of securities classified as available for sale                          (8,239,427)        (817,812)      (11,149,647)
Proceeds from sale of securities classified as available for sale                  6,334,129          749,641         8,960,902
                                                                                 -----------       ----------       -----------
Net cash used in investing activities                                             (3,513,492)      (2,206,532)       (3,502,446)
                                                                                 ------------      -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt                                                                (1,106,451)        (830,409)         (528,951)
Amortization of discount on long term debt                                           193,603          167,849           312,585
Borrowings under financing arrangements                                              915,975          409,414           425,884
Collateralization of contingent guarantee to CNA                                         -         (1,752,149)       (1,247,851)
                                                                                 -----------      -----------       -----------
Net cash provided by (used in) in financing activities                                 3,127       (2,005,295)       (1,038,333)
                                                                                 -----------      -----------       -----------
Net increase (decrease) in cash and cash equivalents                                 836,641       (4,878,508)       (1,494,608)
Cash and cash equivalents at beginning of year                                       997,336        5,875,844         7,370,452
                                                                                 -----------      -----------       -----------
Cash and cash equivalents at end of year                                         $ 1,833,977      $   997,336       $ 5,875,844
                                                                                 ===========      ===========       ===========
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest                                                                            $351,497         $285,911          $322,665
Income taxes                                                                         150,157           31,442           328,007


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------
                                                                                            FOREIGN
                                                                              HOLDING       CURRENCY
                                COMMON       PAID IN        RETAINED            GAIN      TRANSLATION      TOTAL
                                STOCK        CAPITAL        EARNINGS           (LOSS)      ADJUSTMENT      EQUITY
-------------------------------------------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31, 1993              $55,584      $7,458,288      $1,311,479       $     -        ($43,283)    $8,782,068
                          -----------------------------------------------------------------------------------------

Net loss for the year                                         (658,103)                                    (658,103)

Unrealized holding loss                                                       (14,813)                      (14,813)

Foreign currency
translation gain                                                                              43,283         43,283
                          -----------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994               55,584       7,458,288         653,376        (14,813)           -        8,152,435
                          -----------------------------------------------------------------------------------------

Net loss for the year                                       (1,855,221)                                  (1,855,121)

Unrealized holding gain                                                        68,030                        68,030
                          -----------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995               55,584       7,458,288      (1,201,845)        53,217            -        6,365,244
                          -----------------------------------------------------------------------------------------

Net loss for the year                                       (2,597,561)                                  (2,597,561)

Unrealized holding loss                                                        (7,799)                       (7,799)
                          ------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996              $55,584      $7,458,288     ($3,799,405)       $45,418     $      -       $3,759,884
                          =========================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  THE COMPANY
-------------------------------------------------------------------------------
Homeowners Group, Inc. ('HOMG') and its subsidiaries (collectively the 'Company') provide home warranty contracts, access to real estate errors and omissions liability insurance ('E&O') and other products and services primarily to residential real estate brokerage firms and agents. The Company enters into agreements with real estate brokerage firms and agents ('Members') which grant Members the right to use the products and services provided by the Company. The Company generally markets its products and services through franchise agreements whereby the third party operators ('Affiliates') have exclusive geographic territories in which to enroll real estate brokerage firms as Members. Through December 31, 1996, the Company had entered into agreements with Affiliates for territories encompassing 35 states and the District of Columbia. In 1996, the Company marketed directly in California, Florida, except Northwest Florida which territory has been granted to an Affiliate, Colorado, Hawaii, Idaho, Indiana, Iowa, Nebraska, North Dakota, Pennsylvania, South Dakota, Oregon, and Washington, ('Corporate-Owned Regions'), and is a 45% partner in a partnership which directly enrolls Members in Texas. In 1994 and part of 1995, the Company also directly enrolled Members in Maine, Massachusetts, New Hampshire and Vermont, however, in May 1995, the Company franchised this New England territory. Under management agreements executed in 1995, the Company continued in 1996 to manage the operations and administration of the Kansas, Missouri, Oklahoma, Arizona and New Mexico territories.

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

Although the Company's home warranty contracts are generally not considered to be insurance products, the Company is subject to insurance-type regulations in many of the states in which the home warranty contracts are sold. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of the warranty contracts (generally one year). As of December 31, 1996, approximately $10,800,000 of cash and securities were needed to maintain the regulated subsidiaries' minimum reserve and surplus levels. Increases in warranty production, as seen thus far in the first quarter of 1997, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $13,500,000 as of December 31, 1996. The Company is currently in compliance with all applicable surplus and reserve requirements.

As warranty production increases, the Company's required reserve and surplus levels increase, which reduces the cash available to the Company to fund its operations. During 1996 the fees generated by the Company's membership continued to decline, and the Company continued to provide its Affiliates with various discounted membership options to maintain competitiveness in the marketplace. As a result of these factors, the Company's cash flow from membership operations has been significantly impacted. The Company expects that cash flow generated from its warranty and other operations, in combination with the cost saving measures implemented, will be sufficient to meet its normal operating needs on an ongoing basis. However, should the merger fail to be consummated by July 1, 1997, Cross Country will be entitled to take action to collect on its judgment. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due to Cross Country, as holder of the judgment, which would become immediately due and payable. In such event, the Company would be forced to seek alternatives to paying the remaining unpaid balance of the judgment. No other alternatives are presently being considered.

See also Note 2, for discussion of the Company's cash collateral requirements relative to the 1993 transfer of its discontinued reinsurance operations and
Note 10 for discussion of other commitments and contingencies impacting cash flow.

The Company announced on May 15, 1996 that it had entered into a definitive merger agreement (the "Merger") under which The Cross Country Group, Inc. ("Cross Country") agreed to acquire the Company for $2.35 per share in cash. The merger agreement stated that the merger was subject to a number of conditions including approval of the transaction by the Company's stockholders and regulatory authorities. The Company also announced on May 15, 1996 that it had reached an agreement to settle the judgment obtained by Acceleration National Insurance Company ("Acceleration" or "ANIC") by paying to Acceleration a reduced amount of approximately $4.4 million in cash at the closing of the merger, which Cross Country had agreed, as a condition to the merger, to satisfy.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1.  THE COMPANY (Continued)
-------------------------------------------------------------------------------
On November 7, 1996, the Company, announced that it had entered into an amendment to the merger agreement with Cross Country, which, among other things, reduced the price at which Cross Country will acquire HOMG stock to $2.06 per share in cash. The amendment also extended the anticipated closing date to no later than March 1, 1997. In addition, the amendment modified the Company's stock rights plan to permit Cross Country and its affiliates to buy an unlimited number of shares in privately negotiated transactions. This stock rights plan amendment was not effective until three business days after the information was released, provided that no other bid for the Company was received within such three day period. The three day period passed with no other bids submitted to purchase the Company.

An affiliate of Cross Country purchased, for approximately $2.75 million, the $5.2 million judgment obtained by Acceleration (the "Judgment"). The purchase price of the judgment reflected a $1.4 million payment previously made by the Company. The Cross Country affiliate also agreed, under certain conditions, to take no action to collect on the Judgment before January 31, 1997.

On February 10, 1997, the Company entered into a second amendment to the merger agreement with Cross Country, which extended the anticipated closing date to the earlier of July 1, 1997 or termination of the merger agreement. The Company also entered into an amendment to the agreement with the affiliate of Cross Country which holds the Judgment, extending the date through which the Cross Country affiliate agreed, under certain conditions, to take no action to collect on the Judgment until the earlier of July 1, 1997 or termination of the merger agreement. The Company guaranteed the obligation of HMS and pledged the shares of HMS and another subsidiary to secure such guarantee. HMS and the subsidiary granted security interests in their assets as part of the First Amendment to the Merger Agreement.

As of the date of this filing, the Company has obtained regulatory approval for the merger in all states.

Management anticipates that the Merger will be approved by the majority of its stockholders at the special meeting to vote on the Merger, and that the various issues related to the judgment held by the Cross Country affiliate will be resolved by the consummation of the Merger.

2. DISCONTINUED REINSURANCE OPERATIONS
-------------------------------------------------------------------------------

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

In the second and third quarters of 1993, the E&O program experienced significant losses. Effective December 1, 1993, Continental Casualty Company, ("CNA") replaced POMG as the reinsurer of the E&O policies issued through November 30, 1993 to the Company's Members by certain subsidiaries of American International Group, Inc. ("AIG"). This transaction took place through a novation of previous reinsurance agreements in effect. For policies issued from December 1, 1993 forward, CNA became the insurer, and the Company began marketing CNA policies to its Members through Victor O. Schinnerer and Company, Inc. ("Schinnerer"), CNA's exclusive program and underwriting manager. Pursuant to the agreement with CNA, the Company discontinued POMG's operations. The Company, through its HOMS Insurance Agency, Inc. ("HOMS") subsidiary acts solely in the capacity of an insurance broker. Under the terms of the agreements, the Company receives a fixed percentage of the E&O premiums collected as a commission. The Company pays a portion of these commissions to the Affiliates generating the premium volume. In February 1994, the Company, CNA and AIG entered into definitive agreements, effective as of December 1, 1993, setting forth the terms described above.

The Company is further obligated to pay CNA $5,000,000 (the 'CNA Obligation') over a period originally estimated to be three years and subsequently revised to be five years, toward the ultimate settlement of the transferred losses and expenses. CNA is maintaining a separate accounting for the POMG net assets. Additionally, a separate fund, the 'Holdback Fund,' has been established to accumulate the aforementioned $5,000,000 from the Company, additional funds to be contributed by Schinnerer and CNA over the same period, and investment income earned on these funds, to pay claims and expenses related to the reinsured policies in excess of the POMG net assets.

In connection with the transfer of the net assets of POMG to CNA and the assumption by CNA of the obligations of POMG under certain Realtor's errors and omissions policies, the Company guaranteed the performance by Sphere Drake Insurance, PLC ("Sphere Drake"), a third party reinsurance company, under a $5,000,000 reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. Under the terms of the Company's guaranty, CNA, as the transferee of the reinsurance treaty, bears any credit risk under the treaty, including, but not limited to, any risk that Sphere Drake becomes insolvent, is adjudicated as a bankrupt or has liquidation or similar proceedings commenced against it. The reinsurance treaty represents amounts recoverable from a third party insurance company under the reinsurance treaty purchased by POMG. This guarantee is secured by $3,000,000 cash collateral posted by the Company. This amount is reported as restricted cash in the accompanying consolidated balance sheet. The Company has agreed, if necessary, to pay an additional $2,000,000, related to the guarantee, out of future commissions. On April 10,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2. DISCONTINUED REINSURANCE OPERATIONS (Continued)
-------------------------------------------------------------------------------

1996, CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor the reinsurance treaty. The Company, CNA and Sphere Drake are engaged in settlement discussion with respect to the reinsurance treaty. Although terms are not finalized, it is possible that the Company could pay a substantial portion of the Collateral Account to CNA under the currently proposed settlement agreement. The potential settlement agreement is contingent upon the closing of the Merger. Should the Merger fail to be consummated, the potential settlement agreement will not be consummated and the Company and Sphere Drake will either continue arbitration or seek some other resolution of this issue. If the Merger is not consummated, the Company will continue to be contingently liable for the entire $5 million under the conditions described in the preceding paragraph. As a result of the settlement negotiations, the Company has recorded a loss provision of $2.5 million for the guarantee, which is included in the Discontinued Operations caption in the accompanying 1996 consolidated statements of operations. The restricted cash amount is presented net of the $2.5 million reserve in the 1996 consolidated balance sheets.

The agreements with CNA impose certain restrictive covenants until the $5,000,000 CNA Obligation is satisfied. These covenants include limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list. For a five year period ending November 30, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. In addition to the restrictive covenants, the Company has agreed to meet certain production quotas with respect to annual premium volume. Based on the 1996 premium volume achieved, the Company is currently in default of the terms of the agreements as modified, and could be required by CNA to make a payment against its obligation to the Holdback Fund in the amount of approximately $200,000. However, the Company and CNA have entered into an amendment to the Holdback Agreement which would delete the premium volume quotas and release the Company from its current obligation to pay the remaining $3.1 million. Following the effective date of this amendment, the Company's obligation will be limited to the payment of 50% of actual commissions to CNA. The proposed amendment becomes effective if the Merger is consummated prior to July 1, 1997, and the dispute with Sphere Drake (as described above) is settled within 14 days of the consummation of the Merger.

On December 13, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: Acceleration National Insurance Company, Plaintiff, vs. Homeowners Marketing Services, Inc., et al., Defendants, in the Court of Common Pleas of Franklin County, Ohio. This amount has been accrued as an adjustment to the Company's loss from discontinued reinsurance operation, and reported net of taxes in the amount of $2,036,629 in the accompanying consolidated income statements. See also note 10 regarding contingencies and anticipated resolution of this matter.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

REVENUE AND EXPENSE RECOGNITION -- Home warranty contract revenue is recognized over the life of the contract (generally one year) in proportion to historical experience of repair costs. Direct costs incurred in acquiring the contracts are recognized in the same manner. Direct acquisition costs include certain additional expenses, such as incentive bonuses paid to the Company's Members and Affiliates, costs of personnel directly involved in acquiring the contracts, and premium taxes. Repair costs under home warranty contracts are expensed as mechanical breakdowns are reported to and repairs are authorized by the Company. Initial and renewal membership fees and associated commission expenses are deferred upon collection of the fees and are recognized over the life of the membership period, generally one year. E&O premium commissions are recognized upon collection of the related premiums. All other revenues and expenses are recognized upon delivery or receipt of the related products or services.

PROPERTY AND EQUIPMENT -- Property and equipment is carried at cost and depreciated on the straight-line method over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

INVESTMENTS -- The Company accounts for its investments according to Statement of Financial Accounting Standards ('SFAS') No. 115, 'Accounting for Certain Investments in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------------------------------------------------------------------------------

Debt and Equity Securities.' This standard requires that the Company report at fair value the securities which are held for trading purposes, or which are available for sale. Unrealized holding gains and losses on trading securities are determined based upon the change in fair value and are included in investment income in the accompanying consolidated statements of operations. Unrealized holding gains on securities available for sale are also determined based upon the changes in fair values, and are reported net of tax as a separate component in the stockholders equity section of the balance sheet. Gains and losses on securities are determined based upon specific identification of the securities sold. The Company does not currently have any securities which are classified as held to maturity.

INCOME TAXES -- Income taxes are provided in accordance with SFAS No. 109, 'Accounting for Income Taxes.' Under this standard, deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.

FOREIGN CURRENCY TRANSLATION -- The financial statements of the Company's previous 80% owned British subsidiary are translated into US dollars in accordance with SFAS No. 52, 'Foreign Currency Translation.' Net assets of the subsidiary, whose functional currency is the British Pound Sterling, are translated at current exchange rates, while results of operations are translated at average exchange rates in effect for the year.

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

DISCONTINUED OPERATIONS -- The Company reviews the liabilities recorded in association with its 1993 discontinued reinsurance operations annually, and adjusts the balances as necessary. In 1995 and 1994, the Company revised its estimate of the net present value of the CNA obligation, based upon the actual payments remitted during each year, and in 1994, to reflect an estimated repayment term of five years, as opposed to the original estimated term of three years. This change in estimate resulted in an increase in the discount on the obligation, which will be amortized to interest expense over the life of the obligation. Further, in both years, the Company revised its estimate of expenses incurred relative to the reinsurance portfolio transfer, and recorded an adjustment for the additional balances due. The net effect of these two adjustments had no impact on the Company's consolidated results of operations. In 1996, this evaluation did not result in any adjustment.

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

STOCK-BASED COMPENSATION -- SFAS No. 123 'Accounting for Stock-Based Compensation', encourages, but does not require companies to record compensation cost for stock-based employees and non-employee members of the Board compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, 'Accounting for Stock Issued to Employees', and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock.

RECLASSIFICATIONS -- Certain amounts in the accompanying 1995 and 1994 consolidated financial statements have been reclassified from amounts previously reported to conform to the current presentation.


4. UNITED KINGDOM OPERATIONS
-------------------------------------------------------------------------------

The 1994 general and administrative expenses incurred by the Company's previous 80% owned British subsidiary approximated $777,000, and are included in the accompanying 1994 consolidated statements of operations. Operating revenue generated by the subsidiary in 1994 approximated $16,000. During the third quarter of 1994, the Company ceased funding this operation, effectively closing down the subsidiary. See further discussion of this transaction at Note 10.


5. PROPERTY AND EQUIPMENT
-------------------------------------------------------------------------------

Property and equipment consists of the following at December 31:
                                        1996           1995
                                        ----           ----
Office furnishings and equipment     $1,130,428    $1,497,939
Leasehold improvements                  529,600       713,970
Computer equipment and software       4,608,420     3,985,487
Automobiles                              47,533        47,533
Assets held under capital lease       1,204,804       499,032
                                     ----------    ----------
Total                                 7,520,785     6,743,961
Accumulated depreciation
   and amortization                  (3,117,755)   (3,162,068)
                                     -----------   -----------
Property & equipment--net            $4,403,030    $3,581,893
                                     ===========   ===========

Depreciation and amortization expense on property and equipment for the years ended December 31, 1996, 1995 and 1994 approximated $959,000, $602,000 and
$749,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations. In 1996, in connection with the Company's

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5. PROPERTY AND EQUIPMENT (Continued)
-------------------------------------------------------------------------------


change in corporate office locations, the Company disposed of office furniture and equipment having a net book value of approximately $120,000, for which it received only nominal proceeds. A charge for the net book value of the disposed assets is included in other income (expense) in the accompanying consolidated statements of operations.


6. INVESTMENTS
-------------------------------------------------------------------------------

Investments consist of the following at December 31:

                                             1996           1995
                                             ----           ----
Trading securities, at fair value         $4,927,225    $9,250,349
Current securities available for sale,
   at fair value                             507,050     1,811,624

Non-current securities available
   for sale, consisting primarily
   of debt securities, at fair value       7,417,599     1,834,981
                                         -----------   -----------
Total carrying value
   of investments                        $12,851,874   $12,896,954
                                         ===========   ===========

Information with respect to unrealized holding gains and losses and securities classified as available for sale, as of December 31, 1996 and 1995 is as follows:

                                                 GROSS
                            AMORTIZED     UNREALIZED HOLDING      FAIR
                              COST         GAINS      LOSSES     VALUE
                           ----------   ----------   -------- ----------
1996
Money markets              $  221,560   $        -   $    -   $  221,560
US Gov't obligations        6,331,527       69,185    5,567    6,395,145
Corporate bonds               403,122        6,308    1,659      407,771
Municipal bonds               895,000        5,173        -      900,173
                           ----------   ----------   -------- ----------
  Total                    $7,851,209   $   80,666   $7,226   $7,924,649
                           ==========   ==========   ======== ==========
1995
Money markets              $  651,014   $        -   $    -   $  651,014
US Gov't obligations        1,051,167       37,555        -    1,088,722
Corporate bonds               961,462       50,958    1,464    1,010,956
Municipal bonds               895,000          913        -      895,913
                           ----------   ----------   -------- ----------
  Total                    $3,558,643   $   89,426   $1,464   $3,646,605
                           ==========   ==========   ======== ==========

Information with respect to unrealized holding gains and losses and trading securities, as of December 31, 1996 and 1995 is as follows:

                                                  GROSS
                             AMORTIZED     UNREALIZED HOLDING      FAIR
                               COST         GAINS      LOSSES     VALUE
                            ----------   ----------   -------- ----------
1996
Mutual funds                $4,423,627   $   54,336   $155,564 $4,322,399
Partnership holding            570,070       34,756          -    604,826
                            ----------   ----------   -------- ----------
  Total                     $4,993,697   $   89,092   $155,564 $4,927,225
                            ==========   ==========   ======== ==========
1995
Mutual funds                $8,419,962   $  234,985   $ 22,404 $8,632,543
Partnership holding            550,000       67,806         -     617,806
                            ----------   ----------   -------- ----------
  Total                     $8,969,962   $  302,791   $ 22,404 $9,250,349
                            ==========   ==========   ======== ==========
1994
Mutual funds                $8,011,093   $        -   $371,509 $7,639,584
Partnership holding            550,000       51,825         -     604,825
                            ----------   ----------   -------- ----------
                            $8,561,093   $   51,825   $371,509 $8,244,409
                            ==========   ==========   ======== ==========

Gross realized gains and losses from sales of securities available for sale totaled $19,717 and $5,497, respectively for the year ended December 31, 1996. Gross realized gains from sales of securities available for sale totaled $106,139 for the year ended December 31, 1995. Gross unrealized holding gains and losses from sales of securities available for sales totaled $1,744 and $143,774, respectively, for the year ended December 31, 1994. Gains and losses on securities are determined based upon specific identification of the securities sold.

Contractual maturities of securities classified as available for sale as of December 31, 1996 are as follows:

                                       AMORTIZED       FAIR
                                         COST         VALUE
                                       ---------    ----------
Due in one year or less                 $508,262     $507,050
Due after one year through five years  7,112,926    7,187,353
Due after five years                     230,021      230,246
                                      ----------   ----------
Total securities classified as
    available for sale                $7,851,209   $7,924,649
                                      ==========   ==========

At December 31, 1996, treasury bonds, municipal bonds and cash deposits in the amount of $1.2 million were held by various state regulatory agencies to assure performance of the Company's obligations under home warranty contracts.


7. INCOME TAXES
-------------------------------------------------------------------------------

Income (loss) from continuing operations before income taxes consists of the following for the years ended December 31:

                        1996            1995          1994
                        ----            ----          ----
Domestic            ($1,597,002)     $2,207,689       $18,735
Foreign                   -                 -        (760,957)
                    -----------      ----------     ----------
Total               ($1,597,002)     $2,207,689     ($742,222)
                    ------------     ----------     ----------

The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                1996           1995          1994
                                ----           ----          ----
Continuing Operations:
Current:
  Federal                     ($70,000)      $501,776    ($1,678,495)
  State                       (130,125)        53,000         19,031
                            ----------        -------     ----------
Total                         (200,125)       554,776     (1,659,464)
Deferred                      (358,566)       292,323      1,575,345
                            ----------       --------     ----------
Total provision (benefit)
  on income from
  continuing operations       (558,691)       847,099       (84,119)
Discontinued Operation:
Tax benefit from loss on
  operation of discontinued
  reinsurance segment         (940,750)    (1,940,211)            -
                            ----------    -----------    ----------
Total provision (benefit)
  for income taxes         ($1,499,441)   ($1,093,112)     ($84,119)
                           ===========   ============    ==========

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

The Company historically has provided deferred income taxes primarily on deferred home warranty contract revenues and acquisition costs, which are recognized for tax purposes before recognition in the financial statements. The Company also provides deferred income taxes on deferred marketing fee revenue and expenses under the annually funded E&O

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7. INCOME TAXES (Continued)
-------------------------------------------------------------------------------

programs. The major portion of these benefits reverse within one year. The components of the net deferred income tax assets are as follows:

                                                        1996            1995
                                                    ----------       ----------
Deferred home warranty revenue                      $6,686,461       $6,414,575
Deferred home warranty  acquisition costs           (2,309,536)      (2,238,425)
Litigation accrual                                   1,460,634        2,036,628
Deferred member fee revenue                            312,457          487,601
Deferred member fee commissions                       (124,077)        (191,052)
Current portion of provision for loss
    on disposal of reinsurance operation               273,213          493,750
Miscellaneous                                           37,450         (106,157)
                                                    ----------       ----------
Current portion of deferred income tax asset         6,336,602        6,896,920
Non-current portion of provision for loss on
   disposal of reinsurance operation                   884,060          991,855
Provision for reinsurance recoverable                  940,750                -
NOL tax carryforward                                 1,528,737          342,292
Capitalized software                                  (812,597)        (659,554)
AMT credit                                             699,015          699,015
                                                    ----------       ----------
Total deferred income tax asset                     $9,576,567       $8,270,528
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

The provision (benefit) for income taxes on income from continuing operations included in the accompanying consolidated statements of operations differs from the provision (benefit) computed using the statutory federal income tax rate (34%), due to the effects of the following items:

                                     1996                   1995               1994
------------------------------------------------------------------------------------------------
                                            %OF                   % OF                   % OF
                                   $     PRETAX            $    PRETAX           $      PRETAX
                              AMOUNT     INCOME       AMOUNT    INCOME      AMOUNT      INCOME
-------------------------------------------------------------------------------------------------
Provision (benefit)
   at statutory rate      ($542,980)     (34.0%)     $750,614    34.0%     ($252,355)   (34.0)%
Tax exempt income           (32,640)      (2.0)       (32,640)   (1.5)             -        -
State taxes, net of
      Federal benefit       (53,906)      (3.4)        83,412     3.8         21,628      2.9
Non-deductible losses
  of UK subsidiary                -          -              -       -         52,320      7.1
Other                        70,835        4.4         45,713     2.1         94,288     12.7
                          ---------       -----      --------    -----      --------    ------
Provision (benefit)
  on income from
  continuing
  operations              ($558,691)     (35.0%)     $847,099    38.4%      ($84,119)   (11.3)%
                          =========       =====      ========    =====      ========    =======


-------------------------------------------------------------------------------
8. LONG TERM DEBT
-------------------------------------------------------------------------------

Long term debt consists of the following at December 31:

                                        1996           1995
                                        ----           ----
Net present value of  obligation
   to CNA, discounted at 6%        $3,075,397     $3,601,513
Obligations under capital
   leases                             966,637        319,166
Other notes payable, due in
   monthly installments of $3,472
   plus interest                       90,278        208,507
                                       ------        -------
Total                               4,132,312      4,129,186

Less current portion                1,191,601     (1,537,257)
                                   -----------    -----------
Long term debt, net of
  current portion                  $2,940,711     $2,591,929
                                   ==========     ==========

Estimated aggregate annual maturities of long term debt are as follows:

             YEAR                      MATURITIES
             ----                      ----------
             1997                       1,191,601
             1998                       2,668,720
             1999                         271,991

In connection with the CNA program, the Company is obligated to pay CNA $5 million. The Company makes payments against this obligation through reductions in the commission it earns on the premiums generated under the program (see Note
2). Accordingly, the Company has agreed to meet certain premium volume quotas (the "Quotas"), on an annualized basis, which will ensure that the obligation is paid in full over the term of the agreement, with scheduled minimum repayments. If, on an annualized basis, premium volume falls below the Quotas, a cash payment equal to 5% of the difference between actual premium volume and the Quotas must be made to CNA to be applied against the obligation to CNA. Additionally, there are specified minimum premium volume levels (the "Levels") which must be attained. If E&O premiums fall below the Levels, CNA may review the program, give the Company an opportunity to address the issue and then, at its option, may stop the program and take ownership of the Company's expiration list, and the Company may still be required to make a cash payment equal to 5% of the difference in the actual premium volume and the Quotas, to be applied against the obligation to CNA. As a result of the Company's failure in 1995 to meet the minimum Levels, in March 1996, the Company and CNA amended the agreement, waiving the minimum Levels. In

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8. LONG TERM DEBT (Continued)
-------------------------------------------------------------------------------

addition, the Quotas were modified to $17 million in 1995, $18 million in 1996, and $20 million for each year thereafter. The agreement to market CNA insurance exclusively to its membership was extended through December 31, 1999. As of December 31, 1996, the balance due CNA totaled approximately $3.1 million. The Company is currently in default, as it has failed to achieve the minimum Quotas, and the Company could be required by CNA to make a payment against its obligation to the Holdback Fund in the amount of approximately $200,000. However, the Company and CNA have entered into a further amendment to the Holdback Agreement which would delete the Quotas and the Levels, and release the Company from its current obligation to pay the remaining $3.1 million. Following the effective date of this amendment, the Company's obligation will be limited to payment of 50% of actual commissions to CNA. The proposed amendment becomes effective if the Merger is consummated prior to July 1, 1997, and the dispute with Sphere Drake (See Note 2) is settled within 14 days of the consummation of the Merger.

Estimated annual repayments of the CNA obligation are based on anticipated premium volume. In 1995 and 1994, the Company revised its estimate of the net present value of the CNA obligation, based upon the actual payments remitted in each year, and in 1994, to reflect an estimated repayment term of five years, as opposed to the original estimate of three years. This change in estimate resulted in an increase in the discount on the obligation, which will be amortized to interest expense over the life of the obligation. The funds due to CNA, which are recorded at net present value, are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list.


9. UNUSUAL ITEMS
-------------------------------------------------------------------------------

In 1996, the Company reported approximately $677,000 in the "Unusual Items" caption in its consolidated statements of operations, related to several infrequently occurring events that occurred in 1996. Specifically, in the third quarter of 1996, the Company terminated its Agency Agreement and Administration contract with New Hampshire Insurance Company ("NHIC"), as it determined that it no longer desired to carry the program previously negotiated with NHIC. As part of the termination arrangement, the Company has paid approximately $260,000 to NHIC, and has also agreed to indemnify NHIC for all claims incurred under contracts issued during the time the agreements were in effect by paying for all claims on covered components which may be reported under such contracts, as if the arrangement with NHIC had not taken place. To the extent that claims have been paid or reported on these contracts, such amounts have been included in the "Direct costs" caption in the Company's consolidated statements of operations, and any related accrual for unpaid amounts is included in the "Accounts payable" caption in the consolidated balance sheets. In addition, effective September 15, 1996, in conjunction with its plans for future organization and growth, the Company terminated an employment contract with one of its officers, and has agreed to pay the former officer severance and related benefits totaling approximately $157,000 through the month of July 1997. In the fourth quarter of 1996, in connection with the Company's plan to improve the operating results of its Corporate Owned Regions, the employment of three regional managers of the Company's Corporate Owned Regions was terminated, and the California office was closed. In connection with these changes, the Company agreed to pay amounts totaling approximately $190,000 for severance and related benefits and $70,000 for rent on the California office. Charges for these items are included in the accompanying consolidated statements of operations under the caption "Unusual Items". At December 31, 1996, approximately $283,000 of the charges for unusual items remained accrued and unpaid. There were no adjustments to the liability other than to reflect payments made under the terms of the agreements.

During September 1994, the Company recorded unusual charges totaling $1,787,355. These charges represent expenses related to a reduction in the Company's workforce and the closing of its UK operations.

In early September 1994, the Company underwent an organizational restructuring, reducing its total work force by approximately 20%, or 40 employees, including clerical staff, supervisors, managers and executives. This restructuring is expected to result in annual cost savings of approximately $1,700,000, through reductions in salary, benefits and payroll tax expenses. The charge, consisting of payroll, related taxes and benefits of the terminated employees, and included in the `Unusual items' caption in the accompanying consolidated statements of operations, totaled approximately $1,063,000. Approximately $400,000 of this total related to an agreement to terminate the employment contract between the Company and its former Chairman of the Board of Directors. The plan to terminate employees was approved and carried out prior to September 30, 1994. The benefit arrangement awarded to the terminated employees was within the Company policy, or according to employment contracts with certain employees. As of December 31, 1994, approximately $923,000 had been paid against the liability, and $140,000 remained accrued and unpaid. There were no adjustments to the liability other than to reflect payments to terminated employees.

The Company, in the third quarter of 1994 ceased funding HGC. One time charges for severance pay of $80,000, the balance due under the subsidiary's lease agreements and other obligations of $371,000 and write-off of the subsidiary's net assets of $273,000, for a total of approximately $724,000, is included in the 'Unusual items' caption in the accompanying consolidated statements of operations. In 1995, the Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
9. UNUSUAL ITEMS (Continued)
-------------------------------------------------------------------------------

liquidated the subsidiary and negotiated reduced payments in full settlement of the balances owed, resulting in payment of approximately $175,000. The remaining accrued balance of $276,000 was reversed, and reflected in net income in the year ended December 31, 1995.

-------------------------------------------------------------------------------
10. COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

The Company is currently undergoing an examination by the Internal Revenue Service of its tax returns for the years 1993, 1994 and 1995, which could result in the proposal of significant adjustments to its taxes in those years. The Company believes that the returns as originally filed are correct in all material respects.

The Company is subject to various lawsuits and claims arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company currently rents office space in Sunrise, Florida, under a lease which expires on December 31, 2005. The lease requires annual increases of 3% of the base rent per square foot through the end of the lease term plus actual maintenance expenses and property tax increases. The Company also leases office space in one of the Corporate-Owned Regions for a remaining term of three years. Future minimum annual rental payments approximate $353,241 in 1997, $347,481 in 1998, $345,191 in 1999, $330,316 in 2000, $311,306 in 2001, and $1,702,347
thereafter. Rental expense for 1996, 1995 and 1994 approximated $593,000, $563,000 and $601,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

On December 13, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: Acceleration National Insurance Company, Plaintiff, vs. Homeowners Marketing Services, Inc., et al., Defendants, in the Court of Common Pleas of Franklin County, Ohio. The causes of action included breach of contract, unjust enrichment, and negligent misrepresentation. Under the Acceleration program, the Company bore reinsurance risk through the letters of credit that it was required to post as collateral to be drawn upon in the event that the assets in the reinsurance pool, together with investment income earned thereon were insufficient to cover the claims and related expenses incurred. With the change in carriers to CNA in 1993, the Company removed itself from any risk bearing position in connection with the claims reported under its E&O program, and currently no longer operates in this capacity. Accordingly, the judgment amount was reported in discontinued operations in the accompanying consolidated statements of operations.

Under the terms of the Merger Agreement, Cross Country agreed to pay the balance due to Acceleration National Insurance Company ("ANIC") under a settlement agreement, upon closing of the Merger. Pursuant to the settlement agreement, on September 4, 1996, the Company paid to ANIC the full amount of its 1994 federal income tax refund, together with interest, which totaled $1,401,485. The remaining balance due bears interest at the rate of 10% per annum from September 1, 1996 until the settlement amount is paid in full. An affiliate of Cross Country purchased the judgment from ANIC as of October 31, 1996, for approximately $2.75 million. The Cross Country affiliate agreed, under certain conditions, to take no action to collect on the judgment before January 31, 1997. In January 1997, under a second amendment to the merger agreement, the Cross Country affiliate extended the date until which it agreed to take no action to collect on the judgment to July 1, 1997, or failure to consummate the merger. The Company guaranteed the obligation of HMS and pledged the shares of HMS and another subsidiary of the Company to secure such guarantee. HMS and the subsidiary granted security interests in their assets as part of the First Amendment to the Merger Agreement.In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due to Cross Country, as holder of the judgment, which would become immediately due and payable. In such event, the Company would be forced to seek alternatives to paying the remaining unpaid balance of the judgment. No other alternatives are presently being considered. The judgment, which accrues interest at the rate of 10% per annum, is recorded in discontinued operations in the accompanying consolidated statements of operations, and is separately stated in the accompanying consolidated balance sheets.

In February 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, by the former franchisee of the Pennsylvania territory, alleging breach of contact, fraud and misrepresentation, and seeking damages in the amount of $50,000, trebled, reimbursement of costs and attorney's fees, and an injunction to prevent the Company from terminating the franchise agreement. In March, 1997, this suit was settled for $110,000, the charge for which is reflected in other income (expense) in the accompanying consolidated statements of operations.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
10. COMMITMENTS AND CONTINGENCIES (Continued)
-------------------------------------------------------------------------------
In connection with the transfer of the net assets of POMG to CNA and the assumption by CNA of the obligations of POMG under certain Realtor's errors and omissions policies, the Company guaranteed the performance by Sphere Drake Insurance, PLC ("Sphere Drake"), a third party reinsurance company, under a $5,000,000 reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. Under the terms of the Company's guaranty, CNA, as the transferee of the reinsurance treaty, bears any credit risk under the treaty, including, but not limited to, any risk that Sphere Drake becomes insolvent, is adjudicated as a bankrupt or has liquidation or similar proceedings commenced against it. This guarantee is secured by $3,000,000 cash collateral posted by the Company. This amount is reported as restricted cash in the accompanying consolidated balance sheet. The Company has agreed, if necessary, to pay an additional $2,000,000, related to the guarantee, out of future commissions. On April 10, 1996, CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor the reinsurance treaty. The Company, CNA and Sphere Drake are engaged in settlement discussions with respect to the reinsurance treaty. Although terms are not finalized, it is possible that the Company could pay a substantial portion of the Collateral Account to CNA under the currently proposed settlement agreement. As a result of the settlement negotiations, the Company has recorded a loss provision of $2.5 million for the guaranty in its consolidated statements of operations for 1996. Should the Merger fail to be consummated, the potential settlement agreement will be null and void, and the Company will continue to be contingently liable for the entire $5 million under the conditions described in the preceding paragraph. In such event, the Company will attempt to negotiate a settlement but there can be no assurance that it will be successful in such efforts. As a result of the settlement negotiations, the Company has recorded a loss provision of $2.5 million against the guarantee, which is included in the Discontinued Operations caption in the accompanying 1996 consolidated statements of operations. The restricted cash amount is presented net of the $2.5 million reserve in the 1996 consolidated balance sheets. See also Note 2.

11. STOCK OPTIONS, WARRANTS AND PURCHASE RIGHTS
-------------------------------------------------------------------------------
The Company adopted stock option plans in 1988 authorizing issuance of up to 600,000 shares of common stock to officers and other employees. Of the authorized shares, 300,000 may be issued as 'incentive stock options' within the meaning of Section 422 of the Internal Revenue Code, and 300,000 may be issued as non-qualified options. The options issued through 1992 generally become exercisable two years after the date of grant and expire no later than ten years after the date of grant. The options issued in 1993 generally become exercisable over a five year period, beginning on the date of grant. Information with respect to options under the above plans follows:

                        OPTION PRICE                                AVAILABLE
STOCK OPTIONS            PER SHARE     OUTSTANDING     EXERCISABLE  FOR GRANT
-------------------------------------------------------------------------------
At December 31, 1993     4.00 - 9.75    558,550         206,050       38,450

Granted                         2.00     80,000                      (80,000)
Became exercisable              5.75                     75,900
Canceled                 4.00 - 9.75   (156,250)        (43,650)     156,250
                         -----------   --------        --------      -------

At December 31, 1994     2.00 - 9.00    482,300         238,300      114,700

Granted                         2.00    240,000                     (240,000)
Became exercisable              2.00                    203,000
Canceled                 2.00 - 3.00   (286,600)       (224,600)     286,600
                         -----------   --------        --------      -------

At December 31, 1995           $2.00    435,700         216,700      161,300
                         ===========   ========        ========      =======

Became exercisable              2.00                    30,500
Canceled                        2.00     (1,900)          (500)        1,900
                         -----------   --------        --------      -------

At December 31, 1996           $2.00    433,800         246,700      163,200
                         ===========   ========        ========      =======

The Company applies APB No. 25 and related interpretations in accounting for its stock option plan to employees and non-employee members of the Board as described in Note 3. Accordingly, no compensation expense has been recognized in the year ended December 31, 1996 related to this plan. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, 'Accounting for Stock-Based Compensation,' the Company's pro forma net loss for 1995 would have been $2,660,340. Pro forma primary and fully diluted loss per share for 1995 would have been $0.48. There were no options granted in 1996. The weighted average fair value of options granted during 1995 was estimated at $2.38, based upon the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; no dividend yield, expected volatility of 47.7%, tax free interest rate of 5.78% and expected lives of five years.

In May 1992, effective September 1991, the Company adopted a non-employee directors' stock option plan authorizing issuance of up to 300,000 shares of common stock. Options under this plan become exercisable annually over the five years following the date of grant and expire no later than ten years after the date of grant. Options for 75,000 shares were granted at $6.50 per share on September 26, 1991, 67,500 of which remain outstanding at December 31, 1996; options for 25,000 shares were granted at $5.50 per share on January 28, 1993, all of which remain outstanding at December 31, 1996; options for 25,000 shares were granted at $3.375 per share on September 23, 1993, which have since been canceled; and options for 25,000 shares were granted at $0.75 per share on December 22, 1995, all of which remain outstanding at December 31, 1996. Options for 87,500 shares are exercisable at December 31, 1996.

The following table summarizes information about stock options outstanding as of December 31, 1996:


                                     Options Outstanding                              Options Exercisable
                        ------------------------------------------------         ------------------------------
                         Number       Weighted-Average       Weighted               Number          Weighted
       Range of        Outstanding       Remaining           Average             Exercisable        Average
    Exercise Price     at 12/31/96    Contractual Life    Exercise Price         at 12/31/96     Exercise Price
    --------------     -----------    -----------------   --------------         -----------     --------------
          $2.00          433,800           5.0                 $2.00                246,700          $2.00
    $0.75-$6.50          117,500           6.2                  5.06                 87,500           6.14

In 1991, the Company issued five-year stock purchase warrants for 25,000 shares to an outside director. These warrants were for $10.80 per share, expired April 11, 1996; none had been exercised. In 1990, the Company declared a dividend of one right for each share of common stock outstanding as of November 12, 1990. The rights will be distributed and become immediately exercisable upon the earlier of 10 days following a public announcement that a person or group of affiliated persons has acquired the rights to acquire beneficial ownership of 20% or more of the Company's outstanding shares or 10 days following the commencement of a tender offer or exchange offer that would result in a person or affiliated group beneficially owning 30% or more of the outstanding shares. Each right permits the holder to acquire one share of common stock for a price of $30 per share. The rights may be redeemed by the Company at any time prior to the tenth day after the acquisition of 20% of the outstanding shares or the announcement of an offer for 30% of the outstanding shares. Upon the occurrence of certain events after the rights become exercisable, each right

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

11. STOCK OPTIONS WARRANTS AND PURCHASE RIGHTS (Continued)
-------------------------------------------------------------------------------

would, subject to certain adjustments and alternatives, entitle the holder to purchase common stock of the Company or the acquiring entity having a market value of twice the $30 exercise price of the right (except that acquiring persons would not be able to exercise the rights).

In connection with the amendment to the definitive merger agreement with Cross Country, the Company's stock rights plan was modified to permit Cross Country and its affiliates to buy an unlimited number of shares in privately negotiated transactions. This stock rights plan amendment was not effective until three business days after the information was released, or November 7, 1996, provided that no other bid for the Company was received within such three day period. The three day period passed with no other bids submitted to purchase the Company.

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


-------------------------------------------------------------------------------
12. QUARTERLY FINANCIAL RESULTS (UNAUDITED)
-------------------------------------------------------------------------------

                         FIRST     SECOND     THIRD    FOURTH
                        QUARTER   QUARTER    QUARTER   QUARTER
                        -------   -------    -------   -------
                         (In thousands except per share amounts)

1996

Operating revenue        $10,415   $11,575   $12,054   $11,387
Loss from continuing
   operations before
   income taxes             (360)      (25)     (140)   (1,072)
Net (loss) from
   continuing operations    (230)      (13)      (97)     (699)
Loss from discontinued
   operation                  --        --        --    (1,559)
Net loss                   ($230)     ($13)     ($97)  ($2,258)
Per share data:
Net income (loss) from
   continuing operations  ($0.04)    $0.00    ($0.02)   ($0.13)
Loss from discontinued
   operation                 --        --        --      (0.28)
Net loss                  ($0.04)   ($0.00)   ($0.02)   ($0.41)


In the fourth quarter of 1996, the Company recorded unusual charges for certain employee contract terminations and for its California office closing, in the approximate amount of $260,000. Also, in the fourth quarter, the Company charged to expense the balance due from its 50% Internet access provider joint venture in the amount of $150,000, and accrued $110,000 related to a lawsuit settlement with a former franchisee. The fourth quarter 1996 loss from discontinued operation consists of a provision of $2,500,000, related to the Sphere Drake reinsurance recoverable, for which the Company has guaranteed to CNA the validity of the reinsurance treaty. See also Note 10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all directors and executive officers of the Company as of March 25, 1997 are listed below, followed by a brief account of their business experience during the past five years. Directors are elected at the Company's Annual Meeting of Stockholders and serve three years or until their successors are elected and qualified. All of the Company's five directors listed below are currently serving three-year terms. There are no family relationships among directors or executive officers of the Company. All non-employee directors are currently compensated at the rate of $3,500 for each Board meeting attended. The Board met four times in 1996 and all Directors in office at the time of such meetings attended all of the meetings. The directors of the Company are as follows:

                                                                                    DIRECTOR
               NAME                    AGE                     POSITION               SINCE
               ----                    ---                     --------             --------

             DIRECTOR WHOSE TERM EXPIRES AT THE NEXT ANNUAL MEETING

Gary D. Lipson                         44            Director                         1991

                      DIRECTORS WHOSE TERM EXPIRES IN 1997

Carl Buccellato                        54            Chairman, President, Chief       1988
                                                     Executive, Officer and
                                                     Director
Michael A. Nocero, Jr., M.D.           56            Director                         1988

                      DIRECTORS WHOSE TERM EXPIRES IN 1998

Diane M. Gruber                        56            Director                         1993
Melvin Stewart                         55            Director                         1988


Mr. Lipson has been an attorney in the South Florida area for more than 19 years. From May 1993 to December 1996, he served as Chairman of the Board of KMG Fiber Optics, Inc., a manufacturer and distributor of fiber optic cable. From January, 1988 through March 1996, he served as Chairman of the Board of Spring Water, Ltd., a distributor of bottled water in South Florida. From November, 1988 to September, 1991, he served as a Vice President of Montenay International Corp., which is primarily engaged in the design, construction and operation of waste-to-energy facilities.

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

EXECUTIVE OFFICERS

C. Gregory Morris, 42, has been the Vice President, Treasurer and Chief Financial Officer of the Company since October, 1992. Prior to that he was Vice President of Finance and Administration of Arby's, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and any persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to
Section 16(a). To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

COMMITTEES

The Company has a Stock Option and Compensation Committee, an Audit and Investment Committee, a Nominating Committee and an Executive Committee. The Stock Option and Compensation Committee is comprised of Messrs. Stewart and Lipson, Ms. Gruber and Dr. Nocero; the Audit and Investment Committee is comprised of Dr. Nocero and Mr. Stewart; the Nominating Committee is comprised of Dr. Nocero, Mr. Lipson and Mrs. Gruber; and the Executive Committee is comprised of Messrs. Buccellato and Lipson and Mrs. Gruber. In 1996, the Executive Committee met four times. The other committees did not meet. All Directors in office at the time of such meetings attended their respective committee meetings. Non-employee directors are compensated at the rate of $500 for each committee meeting attended and are entitled to reimbursement for travel expenses incurred in connection with attending meetings. However, Mr. Lipson, the non-employee director on the Executive Committee, was paid $3,500 for each of the four Executive Committee meetings he attended.

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

In January, 1995, in response to several inquiries from unaffiliated third parties relating to various proposed transactions with the Company, including the purchase of all of the outstanding shares of the Company, the Board formed a Special Committee to evaluate the alternatives available to the Company. Mr. Lipson is Chair of the Special Committee on which Ms. Gruber, Dr. Nocero and Mr. Stewart also serve. The Special Committee met ten times in 1996.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses compensation received by the Company's Chief Executive Officer and the only other executive officer receiving in excess of $100,000 per year (the "Named Executive Officers") for the three fiscal years ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                     ---------------------------------------     ----------------------------------
                                                                                     STOCK             ALL OTHER
       NAME/TITLE           YEAR       SALARY         BONUS        OTHER(1)      OPTION GRANTS      COMPENSATION(2)
----------------------     -----      ---------      -------      ----------     -------------      ---------------

Carl Buccellato,            1996       $407,740         0           $16,576            0                $2,850
   Chairman,                1995        368,359         0            14,523         360,000              2,772
   President, Chief         1994        368,359         0            30,319            0                 2,772
   Executive Officer
   and Director


C. Gregory Morris,          1996       $148,750         0           $13,239            0                $2,850
   Vice President,          1995        150,000         0            11,052            0                 2,250
   Treasurer and Chief      1994        152,104         0             6,595            0                 2,772
   Financial Officer

_____________________

(1) Totals in this column reflect the aggregate value of perquisites, including personal use of Company automobiles, outside financial counseling, executive health benefits, relocation expenses and payments made on life insurance policies for their benefit. During 1996, Mr. Buccellato received health benefits of $6,069, financial counseling of $5,500 and life insurance payments of $5,007; and Mr. Morris received $4,239 of health benefit payments and $9,000 auto allowance.

(2) These amount represent the Company's matching contributions to the Company's 401(k) plan.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement, commencing on January 1, 1996 and expiring on December 31, 2000, with Carl Buccellato. Under the terms of his employment agreement, Mr. Buccellato is currently entitled to a base salary of $407,610, subject to an annual cost of living increase based on the Consumer Price Index and a performance bonus as determined by the Board of Directors. The Company provides Mr. Buccellato with the use of a Company car and reimbursement of medical expenses in addition to annual salary. The Company also provides Mr. Buccellato with life insurance in the amount of $1,000,000 and a lump sum death or permanent disability benefit equal to his annual salary and bonus for the immediately preceding year.

Mr. Buccellato's employment agreement provides that, in the event of termination of employment due to a change in control of the Company, he shall be entitled to a lump sum distribution of compensation in an amount equal to 2.99 times the sum of the annual base salary currently provided for in the employment agreement. Upon a change of control and termination, all stock options then held by him immediately become exercisable to the extent otherwise permitted by the Company's Option Plans, and the non-competition provisions contained in the employment agreement terminate. The agreement provides that the lump sum distributions will be limited to the maximum amount which may be deducted by the Company pursuant to Section 280G of the Internal Revenue Code of 1986.

OPTIONS GRANTED DURING 1996

No options were granted to the named executive officers in 1996.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the 1996 fiscal year and the fiscal year-end value of the unexercised stock options held by the Named Executive Officers.






                        SHARES                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED IN-THE-MONEY
                      ACQUIRED ON                       UNDERLYING UNEXERCISED OPTIONS         OPTIONS AT 1996 FISCAL YEAR-END
NAME                    EXERCISE   VALUE REALIZED          AT 1996 FISCAL YEAR END           EXERCISABLE (E)  UNEXERCISABLE (U)(1)
------------------   ------------  --------------    ---------------------------------       ------------------------------------
                                                      EXERCISABLE        UNEXERCISABLE         EXERCISED           UNEXERCISED
                                                     ------------        -------------       -------------        -------------

Carl Buccellato...       -0-            -0-            260,000                -0-                  -0-                 -0-

C. Gregory Morris.       -0-            -0-             60,000                -0-                  -0-                 -0-

__________________________

(1) The market value of the shares of Common Stock underlying the options held by the Named Executive Officers was less than the exercise price of the options at December 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following directors serve on the Stock Option and Compensation Committee ("Compensation Committee") of the Company's Board of Directors: Gary D. Lipson (Chairman), Diane M. Gruber and Michael A. Nocero, Jr., M.D.

Subsequent to the 1994 termination by mutual agreement of Mr. Stewart's prior employment contract with the Company, Mr. Stewart provided consulting services upon the request of the Company through November 30, 1996, for a consulting fee of $15,922 per month. Mr. Stewart also received medical benefits as previously provided under his employment contract. He further agreed not to compete with the Company through January, 1998 and relinquished all stock options granted to him during his employment with the Company.

Homeowners Marketing Services International, Inc. ("HMSI"), a wholly-owned subsidiary of the Company, is party to a franchise agreement with Southwest Marketing Services, Inc. ("SMS"), a corporation owned 25% by Michael A. Nocero, Jr., M.D., granting such corporation the exclusive right to market HMS products and services and enroll Member-Brokers in Arizona and New Mexico. In 1996, the Company paid $390,286 to SMS. The terms and provisions of this franchise agreement are comparable to those entered into with non-affiliated third parties.

Broker Marketing Services of Texas, Inc. ("BMST"), a corporation owned 100% by Dr. Nocero and HMS Texas, Inc., a wholly-owned subsidiary of the Company, have entered into a partnership agreement for the operation of the Texas territory. Pursuant to the terms of this partnership agreement, HMS Texas, Inc. and BMST are each entitled to 45% of the profits and cash distributions from the partnership, with a third-party manager entitled to the remaining 10%. The partnership agreement names HMS Texas, Inc. as managing partner with sole authority to make all major operational decisions and provides for restrictions on transferability and rights of first refusal with respect to interests in the partnership. In 1996, distributions of $31,957 were paid to BMST.

HMSI is also party to a franchise agreement with O & A Marketing Services of the West, Inc. ("O&A"), a corporation owned 20% by Dr. Nocero, granting such corporation the exclusive right to market HMS products and services and enroll Member-Brokers in Kansas, Missouri and Oklahoma. In 1996, the Company paid $691,942 to O&A. The terms and provisions of this franchise agreement are comparable to those entered into with non-affiliated third parties.

Homeowners Marketing Services, Inc. ("HMS"), a wholly owned subsidiary of the Company, has entered into a partnership agreement with Professional Forum Enterprises, Inc. ("PFE"), a corporation 80% owned by Michael A. Nocero, Jr., M.D., to market Internet access and related products and services to real estate professionals. Pursuant to the partnership agreement,

HMS and PFE share in the partnership profits or losses at the rate of 50% each, and both HMS and PFE are obligated to make joint contributions to fund the partnership operations. During 1996, HMS contributed $222,500 toward the joint funding of the partnership and purchased $37,961 in computer equipment and materials on behalf of the partnership.

In 1996, the Company paid approximately $157,308 in fees and reimbursable expenses for consulting services rendered by Gary D. Lipson, which fees and expenses the Company believes are more favorable to the Company than those which would have been paid to an unrelated party. On December 22, 1995, the Company and Mr. Lipson entered into an Engagement Agreement pursuant to which Mr. Lipson agreed to make himself available to provide legal services on behalf of the Company and its subsidiaries for a minimum of 500 hours per year at an hourly rate of $200. Upon his execution of the Engagement Agreement, Mr. Lipson became entitled to a non-refundable retainer of $100,000. The Company has the right to terminate the Engagement Agreement at any time. If the Company terminated the Engagement Agreement without cause (as such term is defined in the Agreement), then the Company is obligated to immediately pay the non-refundable retainer to Mr. Lipson.

HMSI is also party to a franchise agreement with HMS New Jersey/New York ("HMSNJNY") of which Diane M. Gruber is Executive Vice President. HMSNJNY has the exclusive right to market HMS products and services and enroll Member-Brokers in New Jersey and New York. In 1996, the Company paid $528,384 to HMSNJNY. HMSI has also entered into an agreement with a firm that is the Company's franchisee for Rhode Island and Connecticut of which Diane Gruber, with her spouse, owns 100% of the stock. This firm has the exclusive right to market HMS products and services and enroll Member-Brokers in Rhode Island and Connecticut. In connection with the purchase of this territory, as of December 31, 1996, the franchisee firm owes HMSI $12,399, under a promissory note issued at the time of purchase. In 1996, the Company paid $23,874 to this firm. The terms and provisions of the franchise agreements with HMSNJNY and HMSRIC are comparable to those entered into with non-affiliated third parties. In connection with the franchise operations, these two firms have purchased computer equipment through HMS and currently owe $714 and $535 under promissory notes issued to HMS.

HMSI has also entered into an agreement with a firm that is the Company's franchisee for the Massachusetts, Maine, New Hampshire and Vermont of which Diane Gruber, with her spouse, owns 50% of the stock. This firm has the exclusive right to market HMS products and services and enroll Member-Brokers in Massachusetts, Maine, New Hampshire and Vermont. In connection with this arrangement, the franchisee firm owes HMSI $51,443 under a promissory note issued at the time of the purchase of the franchised territory. In 1996, the Company paid $125,204 to this firm. The terms and provisions of the franchise agreements with this firm are comparable to those entered into with non-affiliated third parties. This firm also has the first right of refusal to the franchise rights to the states of Pennsylvania and Florida should the Company decide to sell the franchise rights to those territories.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning beneficial ownership, as of March 23, 1997, by persons known to the Company (based upon filings on Schedules 13D and 13G filed pursuant to the Securities Exchange Act of 1934) to own more than 5% of the Company's outstanding voting securities. The table also shows information concerning beneficial ownership by all directors, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 23, 1997 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

                                                     BENEFIICIAL OWNERSHIP
                                                  ----------------------------

NAME AND ADDRESS OF BENEFICIAL OWNER (1)            SHARES             PERCENT
                                                  ----------           -------
Carl Buccellato.......................            523,453(2)            8.8%

Diane M. Gruber.......................             27,550(3)            0.5%

Gary D. Lipson........................             45,000(4)            0.8%

Michael A. Nocero, Jr., M.D...........            140,000(5)            2.5%

Melvin Stewart........................            307,875(6)            5.2%

C. Gregory Morris.....................             60,000(7)            1.0%

Sandra Stewart Bernstein..............            406,862(8)            7.3%
2810 North 46th Avenue
Hollywood, Florida 33021

Dimensional Fund Advisors, Inc........            293,500(8)            4.9%
1299 Ocean Avenue
Santa Monica, California 90401

NAPAQ Corporation, et al .............            611,500(9)           10.3%
4040 Mystic Valley Parkway
Boston, MA  02155

DC Investment Partners ...............            989,500(10)          16.6%
  Opportunity Fund, L.P.
2200 Abbott Martin Road, Suite 201
Nashville, TN

All Directors and Executive Officers
  as a Group (6 persons)..............          1,103,878(11)          18.6%

----------------------

(1) The address of all executive officers and directors is 400 Sawgrass Corporate Parkway, Sunrise, Florida 33325.

(2) Includes 14,397 shares of Common Stock held by Carl Buccellato as Trustee of the Renee Buccellato Trust, the Lori Ann Buccellato Trust and the Matthew Buccellato Trust. Includes presently exercisable options to purchase 260,000 shares of Common Stock.

(3) Includes presently exercisable options to purchase 17,500 shares of Common Stock at $5.50 per share. The total does not include 1,000 shares owned by Gayle N. Gruber, Mrs. Gruber's daughter, as to which beneficial ownership is disclaimed by Mrs. Gruber.

(4) Includes presently exercisable options to purchase 25,000 shares of common stock at $6.50 per share.

(5) Includes 78,500 shares of Common Stock owned under a retirement plan for the benefit of Michael A. Nocero, Jr., M.D. and indirect ownership of 33,000 shares owned by his daughters. Includes presently exercisable options to purchase 25,000 shares of Common Stock at $6.50 per share.

(6) Includes presently exercisable options to purchase 2,500 shares of Common Stock at $0.75 per share. Includes 243,701 shares of Common Stock held by Melvin Stewart as Trustee of the Melvin Stewart Trust. Also includes 15,788 shares of Common Stock held by Mitchell Stewart as Trustee of the Bari Udell Trust, as to which trusts Melvin Stewart has the power to direct the voting and investment of such shares as trust advisor and as to which beneficial ownership is disclaimed by Mr. Stewart.

(7) Consists of presently exercisable options to purchase 60,000 shares of Common Stock at $2.00 per share.

(8) Ownership shares and percentage based upon Schedules 13G as provided to the Company.

(9) Ownership shares and percentages based on Schedules 13D, as amended, as provided to the Company. Consists of four related persons that own positions: NAPAQ Corporation, HAC. Inc., Cross Country Motor Club, Inc. and Jeffrey C. Wolk. Each of these persons is affiliated with The Cross Country Group, Inc.

(10) Ownership shares and percentages based on Schedule 13D, as amended, as provided to the Company. Consists of four related parties that own positions: D. Robert Crants, Michael W. Devlin, Lucius E. Burch and the Stephens Group, Inc.

(11) Includes (i) an aggregate of 285,000 shares of common stock which the officers and directors have the right to acquire through the exercise of presently exercisable options and (ii) an additional 50,000 shares of common stock which the officers and directors will have the right to acquire through the exercise of options that will become exercisable contemporaneously with the consummation of the merger.

Ms. Gruber, Messrs. Buccellato, Lipson, Morris and Dr. Nocero have advised the Company that they have granted proxies to Cross Country with respect to the right to vote the Shares held by them, currently 698,481 Shares (12.56% of the outstanding Shares), with respect to all matters relating to the merger.

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

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1996 and 1995

Consolidated Statements of Operations - Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' - Equity Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

                                    EXHIBITS

                                                                                        FILING IN WHICH EXHIBIT
                                                                                                  IS
                                                                                            INCORPORATED BY
                             EXHIBIT NUMBER                                                    REFERENCE
--------------------------------------------------------------------------         -----------------------------

         3.1  Articles of Incorporation                                            *

         3.2  By-Laws                                                              *

         3.3  Amendments to By-laws                                                Form 10-K for the Year
                                                                                   Ended December 31, 1992

         4.1  Form of Representative's Warrants                                    *

         4.2  Form of Outside Directors' Warrants                                  *

         4.3  Amendment to Stock Purchase Warrant issued to Hambrecht &            Form 10-Q for the Quarter
              Quist                                                                Ended June 30, 1989

         4.4  Amendment to Stock Purchase Warrants issued to Directors             Form 10-K for the Year
              Campora, Nocero, Sayers and Woodman dated February 8, 1990           Ended December 31, 1989


        10.1  Form of Franchise Agreement                                          Form 10-K for the Year
                                                                                   Ended December 31, 1989

        10.2  Management Consulting Agreement with                                 Form 10-K for the Year
              Phoenix Financial, Inc. dated February 8, 1990                       Ended December 31, 1989

       10.11  1988 Incentive Stock Option Plan                                     *

       10.12  1988 Stock Option Plan                                               *

       10.13  Form of Selling Shareholder Standstill Agreement                     *

       10.15  Agreement to Market, Underwrite, Issue and Administer                Form 10-K for the Year
              Policies of Insurance dated as of July 1, 1988 among the             Ended December 31, 1989
              Company, Acceleration National Insurance Company
              and Corroon & Black of Ohio, Inc.

       10.20  Amendment to 1988 Incentive Stock Option Plan                        Form 10-K for the Year
                                                                                   ended December 31, 1990

       10.21  Amendment to 1988 Stock Option Plan                                  Form 10-K for the Year
                                                                                   Ended December 31, 1990


                                                                                        FILING IN WHICH EXHIBIT
                                                                                                  IS
                                                                                            INCORPORATED BY
                             EXHIBIT NUMBER                                                    REFERENCE
--------------------------------------------------------------------------         -----------------------------

       10.22  Novation Agreement, dated as of December 1, 1992, by and             Form 8-K dated
              among Birmingham Fire Insurance Company of Pennsylvania,             December 1, 1992
              Meridian Insurance Company, Ltd., and POMG Insurance
              Company, Ltd.

       10.23  Agency Pledge Account Agreement, dated as of December 1,             Form 8-K dated
              1992 by and among the Northern Trust Company, POMG                   December 1, 1992
              Insurance Company, Ltd., and Morgan Guaranty Trust Company
              of New York

       10.21  Pledge Agreement dated as of December 1, 1992, by and                Form 8-K dated
              among Morgan Guaranty Trust Company of New York and POMG             December 1, 1992
              Insurance Company, Ltd.

       10.25  Employment Agreement with Melvin Stewart, dated June 1,              Form 10-K for the year
              1992                                                                 Ended December 31, 1992

       10.27  Employment Agreements with individual members of the                 Form 10-K for the Year
              Company's Executive management Group, dated August 2,                Ended December 31, 1993
              1993

       10.28  Novation Agreement, dated as of December 1, 1993, by and             Form 8-K dated
              among Birmingham Fire Insurance Company of the State of              February 11, 1994
              Pennsylvania, POMG Insurance Company, Ltd. and Continental
              Casualty Company

       10.29  Real Estate Errors & Omissions Program Administration and            Form 8-K dated
              Holdback Fund Agreement dated as of December 1, 1993,                February 11, 1994
              between Continental Casualty Company, Homeowners Group,
              Inc., HOMS Insurance Agency, Inc. and POMG Insurance
              Company, Ltd.

       10.30  Amendment No. 1 to Real Estate Errors & Omissions Program            Form 10-K for the year
              Administration and Holdback Fund Agreement                           Ended December 31, 1995

       10.31  Employment Agreement with Carl Buccellato, dated December            Form 10-K for the year
              22, 1995                                                             Ended December 31, 1995


                                                                                        FILING IN WHICH EXHIBIT
                                                                                                  IS
                                                                                            INCORPORATED BY
                             EXHIBIT NUMBER                                                    REFERENCE
--------------------------------------------------------------------------         -----------------------------

       10.32  Engagement agreement between Homeowners Group, Inc. and              Form 10-K for the year
              Gary D, Lipson, dated December 25, 1995                              Ended December 31, 1995

       10.33  Lease between Camtech Associates and Homeowners Group,               Form 10-K for the year
              Inc. dated November 1, 1995                                          Ended December 31, 1995

       10.34  Guaranty and Pledge agreement between The Cross Country              Form 8-K dated
              Group, Inc. and Homeowners Group, Inc.                               November 14, 1996

       10.35  Security Agreement between The Cross Country Group, Inc.,            Form 8-K dated
              Homeowners Marketing Services, Inc. and HMS International,           November 14, 1996
              Inc.

       10.36  Agreement for Satisfaction of Judgment between Homeowners            Form 8-K dated
              Group, Inc., Homeowners Marketing Services, Inc. and The             November 14, 1996
              Cross Country Group, Inc.

       10.37  First Amendment to Rights Agreement`                                 Form 8-K dated
                                                                                   November 14, 1996

       11     Computation of Income Per Common Share for Each of the               Filed herewith
              Three Years Ended December 31, 1996

       22     Subsidiaries of the Registrant                                       Form 10-K for the year
                                                                                   Ended December 31, 1995

       27.1   Financial Data Schedule                                              Filed herewith


___________________

*AMENDMENT NO. 2 TO FORM S-1 OF HOMEOWNERS GROUP, INC. FILED WITH THE SEC ON JULY 13, 1988

REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on November 14, 1996, reporting the execution of the amendment to the merger agreement with The Cross Country Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HOMEOWNERS GROUP, INC.

Date:  April 15, 1997              /S/ CARL BUCCELLATO
                                   -------------------
                                   Carl Buccellato, Chairman of the Board
                                   President and Chief Executive Officer

Date:  April 15, 1997              /S/ C. GREGORY MORRIS
                                   ---------------------
                                   C. Gregory Morris, Vice-President,
                                   Treasurer and Chief Financial Officer



Date:  April 15, 1997              /S/ KAREN CHILDRESS
                                   -------------------
                                   Karen Childress, Controller, Secretary and
                                   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has also been signed by the following persons on behalf of the Registrant in the capacities indicated:

                                   MEMBERS OF THE BOARD OF DIRECTORS

Date:  April 15, 1997              /S/ CARL BUCCELLATO
                                   -------------------
                                   Carl Buccellato, President and
                                   Chief Executive Officer

Date:  April 15, 1997              /S/ DIANE M. GRUBER
                                   -------------------
                                   Diane M. Gruber, Director

Date:  April 15, 1997              /S/ GARY D. LIPSON
                                   ------------------
                                   Gary D. Lipson, Director

Date:  April 15, 1997              /S/ MICHAEL A. NOCERO, JR. MD.
                                   -------------------------------------
                                   Michael A. Nocero, Jr. M.D., Director

Date:  April 15, 1997              /S/ MELVIN STEWART
                                   ------------------
                                   Melvin Stewart, Chairman

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

11             Computation of Net Loss Per Common Share

27.1           Financial Data Schedule