Form 10-K405/A
period 1996-12-31
HOMEOWNERS GROUP INC
filed 1997-04-28
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HOMEOWNERS GROUP, INC.

Date:  April 28, 1997              /S/ C. GREGORY MORRIS
                                   ---------------------
                                   C. Gregory Morris, Vice-President,
                                   Treasurer and Chief Financial Officer