Form 10-Q
period 1997-03-31
HOMEOWNERS GROUP INC
filed 1997-05-15
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to __________________

                         Commission File Number 0-17338


                             HOMEOWNERS GROUP, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             65-0033743
 ------------------------------                           -------------------
 State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                            Identification No.)

400 SAWGRASS CORPORATE PARKWAY, SUNRISE, FLORIDA                    33325
-------------------------------------------------                 --------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (305) 983-0350
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

                                YES   [X]       NO [ ]

On May 12, 1997, there were 5,558,350 shares of the registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,           DECEMBER 31,
                                                                             1997                 1996
                                                                        ----------------     ---------------
                                                                          (UNAUDITED)            (AUDITED)

ASSETS:
Current assets:
  Cash and cash equivalents                                                    $409,132         $ 1,833,977
  Trading securities                                                          4,194,111           4,927,225
  Current portion of securities available for sale                            1,660,295             507,050
  Miscellaneous receivables                                                     963,060             990,644
  Deferred home warranty acquisition costs                                    5,330,838           6,137,476
  Refundable income taxes                                                             -              28,000
  Current portion of deferred income taxes                                    6,203,979           6,336,602
  Prepaid expenses and other current assets                                     756,600             840,250
                                                                        ----------------     ---------------

  Total current assets                                                       19,518,015          21,601,224

  Restricted cash (net of allowance of $2,500,000)                              660,000             660,000
  Non-current portion of securities available for sale                        6,244,783           7,417,599
  Property and equipment - net                                                4,311,004           4,403,030
  Other assets                                                                  480,097             432,755
  Deferred and refundable income taxes - net of current portion               3,545,441           3,239,965
                                                                        ----------------     ---------------

        TOTAL                                                               $34,759,340         $37,754,573
                                                                        ================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                          $ 1,733,011         $ 1,122,885
  Accrued expenses                                                            5,947,771           7,088,961
  Litigation settlement                                                       3,974,144           3,881,567
  Current maturities of long term debt                                        1,894,324           1,191,601
  Deferred home warranty revenue                                             15,627,171          17,768,964
                                                                        ----------------     ---------------

  Total current liabilities                                                  29,176,421          31,053,978

  Long term debt - net of current portion                                     2,062,774           2,940,711

   Commitments and contingencies

    Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares
            authorized; 5,558,350 shares issued and outstanding
            at March 31, 1997 and December 31, 1996                              55,584              55,584
        Additional paid-in capital                                            7,458,288           7,458,288
        Retained earnings                                                   (4,005,785)         (3,799,406)
        Unrealized holding gain on securities available for sale                 12,058              45,418
                                                                        ----------------     ---------------
  Total stockholders' equity                                                  3,520,145           3,759,884
                                                                        ----------------     ---------------
        TOTAL                                                               $34,759,340         $37,754,573
                                                                        ================     ===============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                     ------------------------------------------
                                                            1997                     1996
                                                     ------------------        ----------------


OPERATING REVENUE                                          $10,984,498             $10,385,309

OPERATING COSTS AND EXPENSES:
Direct expenses                                              8,665,469               8,287,752
General and administrative expenses                          2,594,340               2,464,269
                                                     ------------------        ----------------
Total                                                       11,259,809              10,752,021
                                                     ------------------        ----------------
OPERATING LOSS                                               (275,311)               (366,712)

OTHER INCOME (EXPENSE):
Investment income - net                                        105,561                  91,359
Other income (expense) - net                                 (154,629)               (108,488)
                                                     ------------------        ----------------
Total                                                         (49,068)                (17,129)

LOSS BEFORE  INCOME TAXES                                    (324,379)               (383,841)

INCOME TAX BENEFIT                                             118,000                 139,000
                                                     ------------------        ----------------
NET LOSS                                                    ($206,379)              ($244,841)
                                                     ==================        ================
PER SHARE AMOUNTS:

         Net loss                                              ($0.04)                 ($0.04)
                                                     ==================        ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   5,558,350               5,558,350


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                         -----------------------------------------
                                                                                1997                   1996
                                                                         -----------------------------------------

Cash flows from operating activities:
Net income                                                                        ($206,379)             ($244,841)
Adjustments:
   Depreciation and amortization                                                    295,539                175,305
   Provision for deferred income taxes                                             (226,000)              (279,000)
   (Gain) loss on trading securities                                                116,751                 84,263
   Other net changes in assets and liabilities:
      (Increase) decrease in miscellaneous receivables                               27,584              (165,281)
      Decrease in deferred home warranty acquisition costs                          806,638                637,840
      Decrease in refundable income taxes                                            28,000                       -
      Decrease in deferred income taxes                                              53,147                  5,782
      Decrease in prepaid expenses and other assets                                  17,261                 221,813
      Increase in accounts payable                                                  610,126              1,310,118
      Decrease in accrued expenses                                               (1,141,190)              (564,150)
      Increase in litigation settlement                                              92,577                      -
      Decrease in deferred home warranty revenue                                 (2,141,793)            (1,717,525)
      Purchases of trading securities                                               (53,580)              (104,147)
      Proceeds from sales of trading securities                                     700,000              1,365,512
                                                                         ------------------       ----------------
Net cash provided by (used in) operating activities                              (1,021,319)                725,688
                                                                         ------------------       ----------------
Cash flows from investing activities:
      Property and equipment expenditures                                          (184,466)              (602,900)
      Purchases of securities classified as available for sale                   (3,606,038)              (370,084)
      Proceeds from sale of securities classified as available for sale           3,562,191                  4,676
   Unrealized holding loss on securities available for sale                              -                  9,502
                                                                         ------------------       ----------------
Net cash used in investing activities                                             (228,313)              (958,806)
                                                                         ------------------       ----------------
Cash flows from financing activities:
      Repayments of debt                                                          (253,772)              (352,747)
      Amortization of discount on long term debt                                    43,668                 62,886
      Borrowings under capital lease obligation                                     34,891                      0
                                                                         ------------------       ----------------
Net cash used in financing activities                                             (175,213)              (289,861)
                                                                         ------------------       ----------------

Net decrease in cash and cash equivalents                                       (1,424,845)              (522,979)

Cash and cash equivalents at beginning of period                                  1,833,977                997,336
                                                                         ------------------       ----------------

Cash and cash equivalents at end of period                                         $409,132               $474,357
                                                                         ==================       ================

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest                                                                        $24,559                $68,608
    Income taxes                                                                     65,564                128,515

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)


1. GENERAL

The consolidated balance sheet as of March 31, 1997 and the consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for the periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. The judgment is recorded in accrued and other expenses in the accompanying consolidated balance sheets. In May, 1996, the Company entered into a definitive merger agreement with The Cross Country Group, Inc. ("Cross Country"), pursuant to which Cross Country will purchase all of the outstanding shares of the Company for $2.06 per share in cash. Under the terms of the merger agreement, Cross Country agreed to pay the balance due to Acceleration National Insurance Company ("ANIC") under a settlement agreement, upon closing of the Merger. Pursuant to the settlement agreement, on September 4, 1996, the Company paid to ANIC the full amount of its 1994 federal income tax refund, together with interest, which totaled $1,401,485. The remaining balance due bears interest at the rate of 10% per annum from September 1, 1996 until the settlement amount is paid in full. An affiliate of Cross Country purchased the judgment from ANIC as of October 31, 1996, for approximately $2.75 million. The Cross Country affiliate agreed, under certain conditions, to take no action to collect on the judgment before January 31, 1997. In January 1997, under a second amendment to the merger agreement, the Cross Country affiliate extended the date until which it agreed to take no action to collect on the judgment to July 1, 1997, or failure to consummate the merger. The Company guaranteed the obligation of HMS and pledged the shares of HMS and another subsidiary of the Company to secure such guarantee. HMS and the subsidiary granted security interests in their assets as part of the First Amendment to the Merger Agreement. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due to Cross Country, as holder of the judgment, which would become immediately due and payable. In such event, the Company would be forced to seek alternatives to paying the remaining unpaid balance of the judgment. No other alternatives are presently being considered. See further discussion in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS.

In connection with the transfer of the net assets of POMG to CNA and the assumption by CNA of the obligations of POMG under certain Realtor's errors and omissions policies, the Company guaranteed the performance by Sphere Drake Insurance, PLC ("Sphere Drake"), a third party reinsurance company, under a $5,000,000 reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. Under the terms of the Company's guaranty, CNA, as the transferee of the reinsurance treaty, bears any credit risk under the treaty, including, but not limited to, any risk that Sphere Drake becomes insolvent, is adjudicated as a bankrupt or has liquidation or similar proceedings commenced against it. This guarantee is secured by $3,000,000 cash collateral posted by the Company. This amount is reported as restricted cash in the accompanying consolidated balance sheet. The Company has agreed, if necessary, to pay an additional $2,000,000, related to the guarantee, out of future commissions. On April 10, 1996, CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor the reinsurance treaty. The Company, CNA and Sphere Drake are engaged in settlement discussions with respect to the reinsurance treaty. Although terms are not finalized, it is possible that the Company could pay a substantial portion of the Collateral Account to CNA under the currently proposed settlement agreement. As a result of the settlement negotiations, the Company recorded a loss provision of $2.5 million for the guaranty in its consolidated statements of operations for 1996. Should the Merger fail to be consummated, the potential settlement agreement will be null and void, and the Company will continue to be contingently liable for the entire $5 million under the conditions described above. In such event, the Company will attempt to negotiate a settlement but there can be no assurance that it will be successful in such efforts. The restricted cash amount is presented net of the $2.5 million reserve in the accompanying consolidated balance sheets.

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



                                 OPTION PRICE                                           AVAILABLE
         STOCK OPTIONS             PER SHARE       OUTSTANDING       EXERCISABLE        FOR GRANT
         ------------------------------------------------------------------------------------------

    At December 31, 1994         2.00 - 9.00           482,300           238,300          114,700

         Granted                       2.00            240,000                           (240,000)
         Became exercisable            2.00                              203,000
         Canceled                      2.00           (286,600)         (224,600)         286,600
                                 ----------          ---------         ---------      -----------
    At December 31, 1995              $2.00            435,700           216,700          161,300

         Became exercisable            2.00                               30,500
         Canceled                       2.00            (1,900)             (500)           1,900

         At December 31, 1996          $2.00           433,800           246,700          163,200
                                  ----------         ---------         ---------      -----------
         Became exercisable             2.00                             143,850
         Canceled                       2.00            (4,150)           (1,400)           4,150
                                  ----------         ---------         ---------      -----------
    At March 31, 1997                 $2.00            429,650           389,150          167,350
                                  ----------         ---------         ---------      -----------


In May 1992, effective September 1991, the Company adopted a non-employee directors' stock option plan authorizing issuance of up to 300,000 shares of common stock. Options under this plan become exercisable annually over the five years following the date of grant and expire no later than ten years after the date of grant. Options for 75,000 shares were granted at $6.50 per share on September 26, 1991, 67,500 of which remain outstanding at March 31, 1997; options for 25,000 shares were granted at $5.50 per share on January 28, 1993, all of which remain outstanding at March 31, 1997; options for 25,000 shares were granted at $3.375 per share on September 23, 1993, which have since been canceled; and options for 25,000 shares were granted at $0.75 per share on December 22, 1995, all of which remain outstanding at March 31, 1997. Options for 87,500 shares are exercisable at March 31, 1997.

The following table summarizes information about stock options outstanding as of March 31, 1997:

                    OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
         ----------------------------------------              -------------------------------------
                                      WTD AVERAGE              WEIGHTED
         RANGE OF        NUMBER         REMAINING              AVERAGE        NUMBER         WTD AVG
         EXERCISE      OUTSTANDING     CONTRACTUAL             EXERCISE     EXERCISABLE     EXERCISE
         PRICE         AT 3/31/97          LIFE                  PRICE      AT 3/31/97         PRICE
         ----------    -----------    -----------              ---------    -----------     --------

         $2.00           429,650            5.0                   $2.00       389,150         $2.00
         $0.75-6.50      117,500            6.2                    5.06        87,500          6.14

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

A Special Meeting of stockholders has been scheduled for June 19, 1997, where the stockholders will be asked to consider and approve the Merger Agreement. Stockholders of record at the close of business on April 21, 1997 have received notice of and are entitled to vote at the Special Meeting. The Company has obtained regulatory approval for the merger in all states. The only material condition to the closing of the merger is the approval of the stockholders at the Special Meeting.

In May, 1997, an affiliate of Cross Country purchased 1.027 million shares of the Company's common stock in a single privately negotiated transaction. Cross Country and its affiliates now hold approximately 29.7% of the Company's outstanding common stock, and pursuant to a Voting Agreement with certain officers and directors of the Company, hold proxies representing an additional 12.3% of the outstanding common shares. Cross Country and its affiliates intend to vote all such shares in favor of the merger.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO MARCH 31, 1996

HOME WARRANTY OPERATIONS:

Home warranty revenue, totaling $10,016,000 and representing 91% of total operating revenue for the three months ended March 31, 1997, increased 11% from the corresponding 1996 figure of $9,035,000, or 87% of total operating revenue. Because of the Company's warranty revenue recognition policy under which warranty revenue is recognized over the contract term, generally twelve months, the revenue earned is impacted by warranty production in the preceding eleven months, as well as current period production. Consequently, revenue recognition generally lags behind production. Thus, the revenue increase experienced in the first quarter of 1997, as compared to the comparable 1996 period is due primarily to the impact of the combined increase in warranty production in the last three quarters of 1996, as compared to the corresponding period for 1995 and the first quarter of 1997, as compared to the corresponding period of 1996. Warranty contract sales in the first quarter of 1997 were 6% higher than in the 1996 first quarter, as a result of increased sales opportunities resulting from increased residential resale transactions during the first quarter of 1997. This trend is consistent with industry experience. The impact of this increase in warranty contract sales will affect warranty revenue recognition in future quarters, due to the warranty revenue recognition method, as discussed previously. Renewal warranty contract sales in the first quarter of 1997 were 12% higher than in the 1996 first quarter. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, increased to 80% in 1997 from 79% in 1996, primarily due to increased claims expense incurred. Average severity decreased by 5% during the 1997 first quarter, while frequency increased 7% over the 1996 levels.

The 1997 warranty acquisition cost ratio is 2% higher than the comparable 1996 ratio. As the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes, as the Company's acquisition costs vary in different locations. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, does not expect a significant change to occur in the near future.

MEMBERSHIP AND OTHER OPERATIONS:

Membership related revenue was 31% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream. Currently, only approximately 26% of the Company's membership participates in the Company's E&O program, as opposed to approximately 34% for the comparable period in 1996, and these members generate the bulk of the Company's membership revenue. The remaining 74% of the Company's membership does not pay the marketing/placement fees associated with Full E&O membership. Additionally, these non E&O members often pay a reduced annual membership or renewal fee, or these fees may even be waived.

Direct expenses of the membership operations declined 70% and approximated 70% of related revenue for the first three months of 1997 and 84% of related revenue for the comparable prior year period. The decreasing cost ratio results from the impact of the elimination of certain programs in late 1996, and also, due to savings in the operation of the Company's corporate owned regions, through management agreements, where the managers receive compensation only on sales made.

E&O BROKERAGE OPERATIONS:

E&O brokerage revenue for the three months ended March 31, 1997, totaled $178,000, a decrease of 17% from the 1996 first quarter revenue of $215,000. The decrease relates to the continuing declines in the Company's Full E&O membership base.

Direct costs of the E&O brokerage operations decreased from $197,000 or 92% of related revenue in the 1996 first quarter to $84,000 or 47% of related revenue in the comparable 1997 period. The Company pays 25% of the commission it earns on the E&O premiums collected to the Affiliates generating the premium volume. Also, there are certain related programs which are supported by components of the E&O programs, such as the Company's Seller's E&O product. Certain policy costs were incurred in the first quarter of 1996 relative to the Seller's E&O program which were not incurred in the first quarter of 1997.

G&A EXPENSE:

General and administrative expenses ("G&A") increased from $2,472,000 in the first quarter of 1996 to $2,594,000 in 1997, primarily due to increases in professional fees, primarily related to the merger. As a percentage of revenue, G&A increased slightly from 22.2% in the 1996 first quarter, to 22.8% in the 1997 first quarter.

OTHER INCOME (NET):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income was relatively flat for the two periods, at a net gain of $91,000 for the three months ended March 31, 1996 and a net gain of $106,000 in the current year equivalent period. Approximately $85,000 of realized holding losses are included in the 1996 figure related to realized holding losses on the Company's investment portfolio of trading securities, as compared to realized holding losses of $90,000 in the 1997 first quarter. Interest expense of approximately $154,000 in the 1997 first quarter relates primarily to the Acceleration judgment and the CNA obligation. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $45,000 in the 1996 first quarter. The Company stopped funding this venture in December, 1996, and thus there are no expenses related to this venture included in the 1997 results.

INCOME TAXES:

The Company's effective income tax rate on continuing operations for the current three month period was a benefit of 37%, as compared to 36% in the comparable 1996 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1997, as there are no significant permanent differences which would generate such a change.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. As a result of increases in home warranty production in the first quarter of 1997 as compared to the first quarter of 1996, cash collected on warranty contracts in the 1997 first quarter was approximately $276,000 higher than in the comparable 1996 period. In 1997, membership and related revenues and cash flows continue to be negatively affected by the decrease in members and in the related fees generated by the Company's membership, and the Company continued to provide its Affiliates with various discounted membership options. The Company expects that cash flow generated from its warranty and other operations, in combination with certain cost saving measures implemented, will be sufficient to meet its normal operating needs on an ongoing basis. However, should the merger fail to be consummated by July 1, 1997, Cross Country will be entitled to take action to collect on its judgment. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due to Cross Country, as holder of the judgment, which would become immediately due and payable. In such event, the Company would be forced to seek alternatives to paying the remaining unpaid balance of the judgment. No other alternatives are presently being considered.

In the 1997 first quarter, net cash used in operating activities totaled $1,021,000, as compared to cash provided by operations of $725,000 in the 1996 first quarter. This decrease in cash generated from operations is primarily due to payments on certain accrued expenses, and to recognition of previously deferred amounts of home warranty revenue. In the first quarter of 1996, the Company modified its payment terms to its claims service contractors to move from 20 to 30 day terms, consistent with industry standards, which significantly positively impacted cash flows in the 1996 first quarter Also impacting operating cash flows are various payments for claims payable, Affiliate and Member commissions and E&O premium remittances. In the 1997 first quarter, the Company used $228,000 in investing activities, as compared to $958,000 in the 1996 first quarter, primarily due to the decreases in purchases of property and equipment. In the 1996 first quarter, certain furniture and equipment purchases were made, related to the Company's 1996 move of its corporate headquarters. Net cash used in financing activities totaled $175,000 in the 1997 first quarter, as compared to cash used in financing activities of $290,000 in the comparable 1996 period.

In consideration for CNA's assumption of POMG's reinsurance obligations, the Company has agreed to pay CNA $5 million by December 1999 toward the ultimate settlement of the transferred losses and expenses. The agreements with CNA impose certain restrictive covenants until the $5 million CNA obligation is satisfied, including limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list. Through December 31, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. The Company forwards half of its commissions earned under the CNA E&O program to CNA, to be applied as debt repayments on the obligation until its satisfaction. The Company is currently in default with the terms of this agreement, as it has failed to achieve the minimum premium volume quotas as defined in the agreements, and the Company could be required by CNA to make a payment against its obligation to the Holdback Fund in the amount of approximately $200,000. However, the Company and CNA have entered into an amendment to the Holdback Agreement which would delete the premium volume quotas and release the Company from its current obligation to pay the remaining $3.0 million. Following the effective date of this amendment, the Company's obligation will be limited to the payment of 50% of actual commissions to CNA. The proposed amendment becomes effective if the Merger is consummated prior to July 1, 1997, and the dispute with Sphere Drake (as described below) is settled within 14 days of the consummation of the Merger.

As of March 31, 1997, the net present value of the balance due to CNA under this obligation was $3,000,000. In addition, in connection with the transfer of the net assets of POMG to CNA and the assumption by CNA of the obligations of POMG under certain Realtor's errors and omissions policies, the Company guaranteed the performance by Sphere Drake Insurance, PLC ("Sphere Drake"), a third party reinsurance company, under a $5 million reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. Under the terms of the Company's guaranty, CNA, as the transferee of the reinsurance treaty, bears any credit risk under the treaty, including, but not limited to, any risk that Sphere Drake becomes insolvent, is adjudicated as a bankrupt or has liquidation or similar proceedings commenced against it. The Company has agreed, if necessary, to pay an additional $2 million out of future commissions related to the guarantee. Should this occur, the repayments on the $5 million obligation will be delayed until the $2 million is paid. The Company will not be required to further reduce its collected commission by more than 50% under these agreements. On April 10, 1996, CNA issued a Notice of Arbitration to Sphere Drake, with respect to its refusal to honor the reinsurance treaty. Accordingly, the Company, CNA and Sphere Drake have engaged in settlement negotiations with respect to the reinsurance treaty. Although terms are not yet finalized, its is possible that the Company could pay a substantial portion of the Collateral Account to CNA under the terms of the currently proposed settlement agreement. As a result of the settlement negotiations between CNA and Sphere Drake, in December 1996, the Company recorded a loss provision of $2.5 million for the guarantee.

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

Seventeen of the states in which the Company's subsidiaries operate regulate the home warranty business. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of warranty contracts (generally one year). As of March 31, 1997, approximately $10,000,000 of cash and investments are needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Of this amount, approximately $1,200,000 of cash and investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Increases in warranty production, as seen thus far in the first quarter of 1997, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $12,100,000 as of March 31, 1997. The Company is currently in compliance with all applicable surplus and reserve requirements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits and Index to Exhibits

                           11. Computation of Net Income per Common Share for the three month periods ended March 31, 1997 and 1996.

                           27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOMEOWNERS GROUP, INC.

May 14, 1997                           By:    /S/ C. GREGORY MORRIS
                                             ----------------------
                                             C. Gregory Morris
                                             Vice President, Treasurer and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

11. Computation of Net Income per Common Share for the three month periods ended March 31, 1997 and 1996.

27.             Financial Data Schedule