Form 10-Q
period 1997-06-30
HOMEOWNERS GROUP INC
filed 1997-08-14
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

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

                                  YES X    NO ___

On August 10, 1997, there were 5,558,350 shares of the registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,                     DECEMBER 31,
                                                                                   1997                           1996
                                                                        ---------------------------      ------------------------
                                                                               (UNAUDITED)                      (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                                             $2,548,116                    $1,833,977
  Trading securities                                                                     4,282,542                     4,927,225
  Current portion of securities available for sale                                       2,894,219                       507,050
  Miscellaneous receivables                                                              1,237,193                       990,644
  Deferred home warranty acquisition costs                                               5,709,021                     6,137,476
  Refundable income taxes                                                                        0                        28,000
  Current portion of deferred income taxes                                               8,741,428                     6,336,602
  Prepaid expenses and other current assets                                                819,972                       840,250
                                                                        ---------------------------      ------------------------
  Total current assets                                                                  26,232,490                    21,601,224

  Restricted cash                                                                          660,000                       660,000
  Non-current portion of securities available for sale                                   5,253,513                     7,417,599
  Property and equipment - net                                                           4,309,661                     4,403,030
  Other assets                                                                             526,019                       432,755
  Deferred and refundable income taxes - net of current portion                            773,420                     3,239,965
                                                                        ---------------------------      ------------------------
        TOTAL                                                                          $37,754,924                   $37,754,573
                                                                        ===========================      ========================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                      $2,817,535                    $1,122,885
  Accrued expenses                                                                       6,360,331                     7,088,961
  Litigation settlement                                                                  4,067,751                     3,881,567
  Current maturities of long term debt                                                   1,903,825                     1,191,601
  Deferred home warranty revenue                                                        16,861,493                    17,768,964
                                                                        ---------------------------      ------------------------
  Total current liabilities                                                             32,010,934                    31,053,978

  Long term debt - net of current portion                                                1,843,115                     2,940,711

   Commitments and contingencies

    Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares
            authorized; 5,558,350 shares issued and outstanding
            at June 30, 1997 and December 31, 1996                                          55,584                        55,584
        Additional paid-in capital                                                       7,458,288                     7,458,288
        Retained earnings                                                               (3,676,019)                   (3,799,406)
        Unrealized holding gain (loss) on securities available for
            sale, net                                                                       63,022                        45,418
                                                                        ---------------------------      ------------------------
  Total stockholders' equity                                                             3,900,875                     3,759,884
                                                                        ---------------------------      ------------------------
        TOTAL                                                                          $37,754,924                   $37,754,573
                                                                        ===========================      ========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                          JUNE 30,                                    JUNE 30,
                                           -------------------------------------------------------------------------------------
                                                  1997                 1996                  1997                  1996
                                           ----------------------------------------   ------------------------------------------
OPERATING REVENUE                                  $11,869,593         $11,548,135            $22,854,090           $21,931,058

OPERATING COSTS AND EXPENSES:

Direct expenses                                      8,835,072           9,213,870             17,500,540            17,493,762
General and administrative expenses                  2,572,901           2,371,840              5,167,240             4,843,342
                                           ----------------------------------------   ------------------------------------------
Total                                               11,407,973          11,585,710             22,667,780            22,337,104
                                           ----------------------------------------   ------------------------------------------
OPERATING INCOME (LOSS)                                461,620             (37,575)               186,310              (406,046)

OTHER INCOME (EXPENSE):
Investment income - net                                184,249              98,428                289,810               189,788
Other income (expense) - net                          (121,103)           (105,435)              (275,733)             (212,163)
                                           ----------------------------------------   ------------------------------------------
Total                                                   63,146              (7,007)                14,077               (22,375)

INCOME BEFORE
  INCOME TAXES                                         524,766             (44,582)               200,387              (428,421)

PROVISION FOR INCOME TAXES                             195,000             (20,000)                77,000              (159,000)
                                           ----------------------------------------   ------------------------------------------
NET INCOME (LOSS)                                     $329,766            ($24,582)              $123,387             ($269,421)
                                           ========================================   ==========================================

PER SHARE AMOUNTS:
         Net income (loss)                               $0.06              ($0.00)                 $0.02                ($0.05)
                                           ========================================   ==========================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           5,558,350           5,558,350              5,558,350             5,558,350

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                  1997                           1996
                                                                         ------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                      $123,387                      ($269,421)
Adjustments:
   Depreciation and amortization                                                        605,222                        385,529
   Provision (benefit) for deferred income taxes                                        105,200                        (64,000)
   (Gain) loss on trading securities                                                    235,743                        149,601
   Other net changes in assets and liabilities:
      Increase in miscellaneous receivables                                            (246,549)                       (88,462)
      Decrease in deferred home warranty acquisition costs                              428,455                         77,072
      Increase in deferred income taxes                                                 (15,301)                      (237,726)
      Increase in prepaid expenses and other assets                                    (110,753)                      (174,151)
      Increase in accounts payable                                                    1,694,650                        490,612
      Increase (decrease) in accrued expenses payable                                  (728,630)                       948,307
      Increase in litigation settlement                                                 186,184                              0
      Decrease in deferred home warranty revenue                                       (907,471)                      (120,166)
      Purchases of trading securities                                                  (234,474)                      (198,633)
      Proceeds from sales of trading securities                                         772,683                      2,173,322
                                                                         -----------------------         ----------------------
Net cash provided by operating activities                                             1,908,345                      3,071,884
                                                                         -----------------------         ----------------------
Cash flows from investing activities:
      Property and equipment expenditures                                              (474,086)                      (953,951)
      Purchases of securities classified as available for sale                       (4,145,440)                    (2,152,116)
      Proceeds from sale of securities classified as available for sale               3,810,692                      1,373,516
                                                                         -----------------------         ----------------------
Net cash used in investing activities                                                  (808,834)                    (1,732,551)
                                                                         -----------------------         ----------------------
Cash flows from financing activities:
      Repayments of debt                                                               (399,999)                      (663,243)
      Amortization of discount on long term debt                                         14,626                        101,165
      Borrowings under capital lease obligation                                               0                        536,250
                                                                         -----------------------         ----------------------
Net cash used in financing activities                                                  (385,373)                       (25,828)
                                                                         -----------------------         ----------------------
Net increase (decrease) in cash and cash equivalents                                    714,138                      1,313,505

Cash and cash equivalents at beginning of period                                      1,833,977                        997,336
                                                                         -----------------------         ----------------------
Cash and cash equivalents at end of period                                           $2,548,115                     $2,310,841
                                                                         =======================         ======================
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest
    Income taxes

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

1. GENERAL

The consolidated balance sheet as of June 30, 1997 and the consolidated statements of income and cash flows for the three and six month periods ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for the periods presented, have been made.

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

2. COMMITMENTS AND CONTINGENCIES

The Company is currently undergoing an examination by the Internal Revenue Service of its tax returns for the years 1993, 1994 and 1995, and has received Notices of Proposed Adjustments from the Internal Revenue Service with respect to its federal income tax returns for those years. These notices would disallow losses totaling approximately $20.5 million, which would result in the Company being liable for approximately $7 million of tax, plus interest and possible penalties. The Company believes that the returns as originally filed are correct in all material respects, and intends to vigorously contest the IRS position.

The Company is subject to various lawsuits and claims arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On December 16, 1995, a jury verdict in the amount of $5,156,022 was rendered in favor of the Plaintiff and against Homeowners Marketing Services, Inc. ("HMS"), a subsidiary of the Company, in the following matter: ACCELERATION NATIONAL INSURANCE COMPANY, PLAINTIFF, VS. HOMEOWNERS MARKETING SERVICES, INC., ET AL., DEFENDANTS, in the Court of Common Pleas of Franklin County, Ohio. The judgment is recorded in accrued and other expenses in the accompanying consolidated balance sheets. In May, 1996, the Company entered into a definitive merger agreement with The Cross Country Group, Inc. ("Cross Country"), pursuant to which Cross Country agreed to purchase all of the outstanding shares of the Company for $2.06 per share in cash. Under the terms of the merger agreement, Cross Country agreed to pay the balance due to Acceleration National Insurance Company ("ANIC") under a settlement agreement, upon closing of the Merger. Pursuant to the settlement agreement, on September 4, 1996, the Company paid to ANIC the full amount of its 1994 federal income tax refund, together with interest, which totaled $1,401,485. The remaining balance due bears interest at the rate of 10% per annum from September 1, 1996 until the settlement amount is paid in full. An affiliate of Cross Country purchased the judgment from ANIC as of October 31, 1996, for approximately $2.75 million. The Cross Country affiliate agreed, under certain conditions, to take no action to collect on the judgment before July 1, 1997. The Company guaranteed the obligation of HMS and pledged the shares of HMS and another subsidiary of the Company to secure such guarantee. HMS and the subsidiary granted to Cross Country security interests in their assets so that Cross Country would agree to forebear on collection. The Merger Agreement expired on August 7, 1997 at 11:59 p.m. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due. In such event, the Company would be forced to seek alternatives to paying the remaining unpaid balance of the judgment. No other alternatives are presently being considered. See further discussion in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS.

In connection with the transfer of the net assets of POMG to CNA and the assumption by CNA of the obligations of POMG under certain Realtor's errors and omissions policies, the Company guaranteed the performance by Sphere Drake Insurance, PLC ("Sphere Drake"), a third party reinsurance company, under a $5 million reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. This guarantee was secured by $3 million cash collateral posted by the Company, which amount is reported as restricted cash in the accompanying consolidated balance sheet. The Company agreed, if necessary, to pay an additional $2 million, related to the guarantee, out of future commissions. On April 10, 1996, CNA issued a Notice of Arbitration to the reinsurer with respect to its refusal to honor the reinsurance treaty. The Company, CNA and Sphere Drake engaged in settlement discussions with respect to the reinsurance treaty, and have finalized a settlement agreement under which Sphere Drake will pay $2.5 million to CNA. CNA will draw the balance of the $5 million reinsurance recoverable from the collateral account. As a result of the settlement negotiations, the Company recorded a loss provision of $2.5 million for the guaranty in its consolidated statements of operations for 1996. The restricted cash amount is presented net of the $2.5 million reserve in the accompanying consolidated balance sheets. The Company expects to receive the balance of the collateral fund, plus interest, over the $2.5 million settlement with Sphere Drake, less any fees related to the arbitration, which are estimated to total approximately $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

In May, 1996, Homeowners Group, Inc. ("HOMG" or the "Company") entered into a definitive merger agreement under which, as amended, The Cross Country Group, Inc. ("Cross Country") agreed to acquire the Company.

In connection with the Merger Agreement, an affiliate of Cross Country purchased, for approximately $2.75 million, the $5.2 million judgment (the "Judgment") obtained by Acceleration National Insurance Company ("ANIC") against Homeowners Marketing Services ("HMS"), a subsidiary of the Company. The purchase price of the judgment reflected a $1.4 million payment previously made by the Company and the prior settlement with ANIC to reduce the required payment to $4.4 million. The Cross Country affiliate also agreed, under certain conditions, to take no action to collect on the Judgment before January 31, 1997.

The Merger Agreement was further modified to extend the date of closing to July 1, 1997. The Company also entered into an amendment to the agreement with the affiliate of Cross Country which holds the Judgment, extending the date through which the Cross Country affiliate agreed, under certain conditions, to take no action to collect on the Judgment until the earlier of July 1, 1997 or termination of the merger agreement. The Company guaranteed the obligation of HMS and pledged the shares of HMS and another subsidiary of the Company to secure such guarantee. HMS and the subsidiary also granted security interests in their assets. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due.

Cross Country and its affiliates now hold approximately 29.7% of the Company's outstanding common stock.

In June, 1997, The Company received Notices of Proposed Adjustments from the Internal Revenue Service with respect to its federal income tax returns for the years ended December 31, 1993, 1994 and 1995. These notices proposed to disallow losses totaling approximately $20.5 million, which would result in the Company being liable for approximately $7 million of tax, plus interest and possible penalties. The Company believes that the returns as originally filed are correct in all material respects, and intends to vigorously contest the IRS position.

Based upon these notices, The Cross Country Group informed the Company that it was not willing to proceed with the proposed Merger with the Company at this time. As a result, the Homeowners Group Special Meeting of Stockholders that was scheduled for June 19, 1997 was postponed.

On August 7, 1997, the Agreement and Plan of Merger and the agreement of Cross Country's affiliate to forebear from taking action on the judgment expired. The parties continue to engage in discussions. Also, on August 8, 1997, the Company announced that it had received inquiries from other potential acquirers.

On August 12, 1997, the Company was notified that the Company's securities have been delisted from the Nasdaq stock market effective with the close of business August 12, 1997, as the Company no longer meets the net tangible assets requirement. The securities of the Company may immediately be eligible to trade on the OTC Bulletin Board.

BUSINESS ENVIRONMENT

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO JUNE 30, 1996

Home Warranty Operations:

Home warranty revenue, totaling $20,755,000 and representing 91% of total operating revenue for the six months ended June 30, 1997, increased 8% from the corresponding 1996 figure of $19,159,000, or 87% of total operating revenue. Because of the Company's warranty revenue recognition policy under which warranty revenue is recognized over the contract term, generally twelve months, the revenue earned is impacted by warranty production in the preceding eleven months, as well as current period production. Consequently, revenue recognition generally lags behind production, and the revenue increase experienced in the first six months of 1997, as compared to the comparable 1996 period is due primarily to the impact of higher warranty production in the last six months of 1996, as compared to the corresponding period for 1995. Warranty contract sales in the first six months of 1997 were 4% higher than in the 1996 first six months, as a result of increased sales opportunities corresponding to increased residential resale transactions during the first half of 1997. This trend is consistent with industry experience. The impact of this increase in warranty contract sales will continue to affect warranty revenue recognition, at a slower rate in future quarters, due to the warranty revenue recognition method, as discussed above. Renewal warranty contract sales in the first six months of 1997 were 10% higher than in the 1996 first six months. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, decreased to 77% in 1997 from 80% in 1996. This decrease was experienced in spite of the impact of the harsher winter weather in the first quarter of 1997 as compared to the first quarter of 1996, and the extremely hot summer weather in May and June of 1997. Average severity increased by 1.4% during the 1997 first quarter, while frequency decreased 1.4% from the 1996 levels.

The 1997 warranty acquisition cost ratio is approximately 2.5% lower than the comparable 1996 ratio. The Company's acquisition costs vary in different locations, and as the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, does not expect a significant change to occur in the near future.

Membership and Other Operations:

Membership related revenue was 26% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream. As of June 30, 1997, only approximately 24% of the Company's membership participated in the Company's E&O program, as opposed to approximately 31% as of June 30, 1996. These members generate the bulk of the Company's membership revenue. The remaining 76% of the Company's membership does not pay the marketing/placement fees associated with Full E&O membership. Additionally, non E&O members often pay a reduced annual membership or renewal fee, or these fees may even be waived.

Direct expenses of the membership operations declined by 38% and approximated 68% of related revenue for the first six months of 1997 and 67% of related revenue for the comparable prior year period. The decreasing cost ratio results from the impact of certain fixed cost programs which were discontinued in late 1996.

E&O Brokerage Operations:

E&O brokerage revenue for the six months ended June 30, 1997, totaled $386,000, a decrease of 18% from $471,000 in the first six months of 1996. The decrease relates to the continuing declines in the Company's Full E&O membership base discussed above.

Direct costs of the E&O brokerage operations increased from $380,000 or 81% of related revenue in the 1996 first six months to $275,000 or 71% of related revenue in the comparable 1997 period. The Company pays 25% of the commission it earns on the E&O premiums collected to the Affiliates generating the premium volume.

G&A Expense:

General and administrative expenses ("G&A") increased from $4,843,000 in the first six months of 1996 to $5,167,000 in the first six months of 1997, primarily due to decreases in payroll and depreciation expenses. As a percentage of revenue, G&A was 22.6% for the first six months of 1997, compared to 22.1% in the first six months of 1996.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income increased by 52%, from a net gain of $190,000 for the six months ended June 30, 1996 to a net gain of $290,000 in the current year equivalent period. Approximately $127,000 of realized holding losses are included in the 1996 figure related to realized holding losses on the Company's investment portfolio of trading securities, as compared to realized holding losses of $78,000 in the 1997 first six months. Interest expense of approximately $275,000 in the 1997 first six month period relates primarily to the Judgment and the CNA obligation. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $90,000 in the 1996 six month period. The Company stopped funding this venture in December, 1996, and thus there are no expenses related to this venture included in the 1997 results.

Income Taxes:

The Company's effective income tax rate on continuing operations for the current six month period was 38.5%, as compared to a benefit of 37.1% in the comparable 1996 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1997, as there are no significant permanent differences which would generate such a change.

THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO JUNE 30, 1996

Home Warranty Operations:

Home warranty revenue, totaling $10,738,000 and representing 90% of total operating revenue for the three months ended June 30, 1997, increased 6% from the corresponding 1996 figure of $10,124,000, or 88% of total operating revenue. This revenue increase is due primarily to the impact of warranty production increases in the preceding eleven month period, and the current period production, as compared to the comparable 1996 and prior periods. This impact results from the Company's warranty revenue recognition policy under which warranty revenue is recognized over the contract term, generally twelve months. Warranty contract sales in the second quarter of 1997 were 2% higher than in the 1996 second quarter. Renewal warranty contract sales in the second quarter of 1997 were 8% higher than in the 1996 second quarter, and approximated 14% of total contract sales. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, decreased to 75% in the 1997 second quarter from 80% in the 1996 second quarter. This decrease was primarily due to the impact of an 8% increase in severity and a 10% decrease in frequency during the 1997 second quarter, as compared to the 1996 second quarter.

The 1997 warranty acquisition cost ratio is 2% lower than the comparable 1996 ratio. The Company's acquisition costs vary in different locations, and as the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, does not expect a significant change to occur in the near future.

Membership and Other Operations:

Membership related revenue for the 1997 second quarter was 21% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream.

Direct expenses of the membership operations declined by 35% and approximated 64% of related revenue for the second quarter of 1997 and 79% of related revenue for the comparable prior year period. The decreasing cost ratio results from the impact of certain fixed cost programs which were discontinued in late 1996.

E&O Brokerage Operations:

E&O brokerage revenue for the three months ended June 30, 1997, totaled $208,000, a decrease of 19% from the 1996 second quarter revenue of $255,000. The decrease relates to the continuing declines in the Company's Full E&O membership base.

Direct costs of the E&O brokerage operations increased from $182,000 or 71% of related revenue in the 1996 second quarter to $191,000 or 92% of related revenue in the comparable 1997 period.

G&A Expense:

General and administrative expenses ("G&A") increased from $2,372,000 in the second quarter of 1996 to $2,573,000 in the 1997 second quarter, primarily due to increases in payroll and depreciation. As a percentage of revenue, G&A increased from 20.5% in the 1996 second quarter, to 21.7% in the 1997 second quarter.

Other Income (net):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income decreased from a net gain of $98,000 for the second quarter of 1996 to a net gain of $184,000 in the current year second quarter. This increase is primarily due to market interest rate fluctuations, which have caused the fair value of the Company's investment portfolio, consisting mainly of mutual funds and debt instruments, to increase from the 1996 market values. Approximately $43,000 of realized holding losses were included in the second quarter 1996 investment income figures, as compared to realized holding gains of $17,000 in the 1997 second quarter. Interest expense of approximately $121,000 relates primarily to the Judgment and the CNA obligation. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $45,000 in the 1996 second quarter. The Company stopped funding this venture in December, 1996, and thus there are no expenses related to this venture included in the 1997 results.

Income Taxes:

The Company's effective income tax rate on continuing operations for the second three month period was 37.1%, as compared to a benefit of 45% in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. As a result of increases in home warranty production in the first six months of 1997 as compared to the first six months of 1996, cash collected on warranty contracts in the 1997 first six months was approximately $688,000 higher than in the comparable 1996 period. In 1997, membership and related revenues and cash flows continue to be negatively affected by the decrease in members and in the related fees generated by the Company's membership, and the Company continued to provide its Affiliates with various discounted membership options. The Company expects that cash flow generated from its warranty and other operations, in combination with certain cost saving measures implemented, will be sufficient to meet its normal operating needs on an ongoing basis. However, because the agreement to forebear from taking action on the Judgment has expired, the holder of the Judgment is entitled to take action to collect it. In the event the judgment creditor proceeds to execute on its judgment, it is likely that the Company will be without adequate resources to pay the full amount due. In such event, the Company would be forced to seek alternatives to paying the remaining unpaid balance of the judgment.

In the first six months of 1997, net cash provided by operating activities totaled $1,908,000, as compared to cash provided by operations of $3,072,000 in the first six months of 1996. This decrease in cash generated from operations is primarily due to payments on certain accrued expenses, and to recognition of previously deferred amounts of home warranty revenue. In the first six months of 1997, warranty production is up only 3.6%, as compared to an increase of 19% in the 1996 first six months over the 1995 levels. Also impacting operating cash flows are various payments for claims payable, Affiliate and Member commissions and E&O premium remittances. In the first six months of 1997, the Company used $809,000 in investing activities, as compared to $1,733,000 in the first six months of 1996, primarily due to the decreases in purchases of property and equipment. In early 1996, certain furniture and equipment purchases were made, related to the Company's 1996 move of its corporate headquarters. Net cash used in financing activities totaled $385,000 in the 1997 first six months, as compared to cash used in financing activities of $26,000 in the comparable 1996 period.

In consideration for CNA's assumption of POMG's reinsurance obligations, the Company agreed to pay CNA $5 million by December 1999 toward the ultimate settlement of the transferred losses and expenses. The agreements with CNA impose certain restrictive covenants until the $5 million CNA obligation is satisfied, including limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list. Through December 31, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. The Company forwards half of its commissions earned under the CNA E&O program to CNA, to be applied as debt repayments on the obligation until its satisfaction. The Company is currently in default with the terms of this agreement, as it has failed to achieve the minimum premium volume quotas as defined in the agreements, and the Company could be required by CNA to make a payment against its obligation to the Holdback Fund in the amount of approximately $450,000.

As of June 30, 1997, the net present value of the balance due to CNA under this obligation was $3 million. In addition, in connection with the transfer of the net assets of POMG to CNA and the assumption by CNA of the obligations of POMG under certain Realtor's errors and omissions policies, the Company guaranteed the performance by Sphere Drake Insurance, PLC ("Sphere Drake"), a third party reinsurance company, under a $5 million reinsurance treaty purchased by POMG to protect it from losses in excess of a predetermined amount. On April 10, 1996, CNA issued a Notice of Arbitration to Sphere Drake, with respect to its refusal to honor the reinsurance treaty. Accordingly, the Company, CNA and Sphere Drake engaged in settlement negotiations with respect to the reinsurance treaty, and have finalized a settlement agreement under which Sphere Drake will pay $2.5 million to CNA. CNA will draw the balance of the $5 million reinsurance recoverable from the collateral account. As a result of the settlement negotiations between CNA and Sphere Drake, in December 1996, the Company recorded a loss provision of $2.5 million for the guarantee. The Company expects to receive the balance of the collateral fund, plus interest, over the $2.5 million settlement with Sphere Drake, less any fees related to the arbitration which are estimated to total approximately $100,000.

For a discussion of the Company's liability under the Judgment, see RECENT DEVELOPMENTS.

Sixteen of the states in which the Company's subsidiaries operate regulate the home warranty business. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of warranty contracts (generally one year). As of June 30, 1997, approximately $11,500,000 of cash and investments are needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Of this amount, approximately $1,200,000 of cash and investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Increases in warranty production, as seen thus far in the first six months of 1997, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $12,700,000 as of June 30, 1997. The Company is currently in compliance with all applicable surplus and reserve requirements.

For a discussion of the Company's potential liability to the IRS, see RECENT DEVELOPMENTS.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits and Index to Exhibits

                           11. Computation of Net Income per Common Share for the three and six month periods ended June 30, 1997 and 1996.

                  (b)      Reports on Form 8-K

                           On June 16, 1997, the Company filed a notification under item 5 that the IRS had provided material Notices of Proposed Adjustments, with respect to its federal income tax returns for the years ended December 31, 1993, 1994 and 1995.

                           On July 7, 1997, the Company filed a notification under item 5 that a Third Amendment to the Agreement and Plan of Merger, was executed pursuant to which the expiration date of the Merger Agreement was extended to July 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HOMEOWNERS GROUP, INC.

August 14, 1997                             By:    /s/ C. GREGORY MORRIS
                                                  ----------------------
                                            C. Gregory Morris
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                 PAGE
-------                                                                 ----
  11. Computation of Net Income per Common Share for the three and six month periods ended June 30, 1997 and 1996.

  27.       Financial Data Schedule.