Form 10-Q
period 1997-09-30
HOMEOWNERS GROUP INC
filed 1997-11-25
CIK 831906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997


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

                          YES  [X]         NO   [ ]


On November 14, 1997, there were 5,558,350 shares of the registrant's common stock issued and outstanding.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                          1997                 1996
                                                                   -----------------     ---------------
                                                                     (UNAUDITED)            (AUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                                            $ 2,923,841         $ 1,833,977
  Trading securities                                                     4,218,817           4,927,225
  Current portion of securities available for sale                         124,220             507,050
  Miscellaneous receivables                                                896,785             990,644
  Deferred home warranty acquisition costs                               6,602,384           6,137,476
  Refundable income taxes                                                        0              28,000
  Current portion of deferred income taxes                               7,392,790           6,336,602
  Prepaid expenses and other current assets                                853,746             840,250
                                                                       -----------         -----------

  Total current assets                                                  23,012,583          21,601,224
  Restricted cash                                                          230,000             660,000
  Non-current portion of securities available for sale                   8,107,229           7,417,599
  Property and equipment-net                                             4,615,546           4,403,030
  Other assets                                                             777,383             432,755
  Deferred and refundable income taxes-net of current portion            2,066,891           3,239,965
                                                                       -----------         -----------
        TOTAL                                                          $38,809,632         $37,754,573
                                                                       -----------         -----------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                     $ 2,079,747         $ 1,122,885
  Accrued expenses                                                       5,499,899           7,088,961
  Litigation settlement                                                  4,162,386           3,881,567
  Current maturities of long term debt                                   2,210,239           1,191,601
  Deferred home warranty revenue                                        19,338,275          17,768,964
                                                                       -----------         -----------
  Total current liabilities                                             33,240,546          31,053,978
  Long term debt-net of current portion                                  1,424,606           2,940,711
   Commitments and contingencies
    Stockholders' equity:
        Common stock - $0.01 par value; 45,000,000 shares
            authorized; 5,558,350 shares issued and outstanding
            At September 30, 1997 and December 31, 1996                     55,584              55,584
        Additional paid-in capital                                       7,602,243           7,458,288
        Retained earnings                                               (3,563,177)         (3,799,406)
        Unrealized holding gain (loss) on securities
            available for sale, net                                         49,830              45,418
                                                                       -----------         -----------
  Total stockholders' equity                                             4,144,480           3,759,884
                                                                       -----------         -----------
        TOTAL                                                          $38,809,632         $37,754,573
                                                                       ===========         ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                   ------------------------------------------------------------------------------
                                          1997               1996                 1997                1996
                                   -------------------------------------   --------------------------------------


OPERATING REVENUE                         $12,398,163       $12,040,374          $35,252,253         $33,971,432

OPERATING COSTS AND EXPENSES:
Direct expenses                            10,320,932         9,679,526           27,822,074          27,173,289
General and administrative expenses         2,188,623         2,208,928            7,355,863           7,052,270
Unusual Items                                                   417,381                                  417,381
                                   -------------------------------------   --------------------------------------
Total                                      12,509,555        12,305,835           35,177,937          34,642,940
                                   -------------------------------------   --------------------------------------

OPERATING INCOME (LOSS)                      (111,392)         (265,461)              74,316            (671,507)

OTHER INCOME (EXPENSE):
Investment income - net                       357,745           294,110              647,555             483,896
Other income (expense) - net                  (66,909)         (180,006)            (342,641)           (392,169)
                                   -------------------------------------   --------------------------------------
Total                                         290,836           114,103              304,914              91,727

INCOME BEFORE
  INCOME TAXES                                179,444          (151,357)             379,229            (579,780)

PROVISION FOR INCOME TAXES                    (66,000)           47,000             (143,000)            206,000
                                   -------------------------------------   --------------------------------------

NET INCOME (LOSS)                            $113,444         ($104,357)            $236,229           ($373,780)
                                   =====================================   ======================================

PER SHARE AMOUNTS:

         Net income (loss)                      $0.02            ($0.02)              $0.04               ($0.07)
                                   =====================================   ======================================

WEIGHTED AVERAGE COMMON                     5,558,350         5,558,350           5,558,350            5,558,350
SHARES OUTSTANDING


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              1997          1996
                                                                          -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                         $   236,229    ($  373,780)
Adjustments:
   Depreciation and amortization                                              949,842        589,286
   Provision (benefit) for deferred income taxes                              245,000        245,000
   Loss on trading securities                                                 188,520         98,326
   Other net changes in assets and liabilities
     Decrease in receivables                                                   93,859        (78,246)
      Increase in deferred home warranty acquisition costs                   (464,908)      (502,825)
      (Increase) decrease in deferred income taxes                           (100,115)       685,879
      (Increase) decrease in prepaid expenses and other assets               (414,614)       283,380
      Increase in accounts payable                                            956,862      1,025,212
      Increase (decrease) in accrued expenses                              (1,639,062)       308,449
      Increase (decrease) in litigation settlement                            280,819     (1,369,090)
      Increase in deferred home warranty revenue                            1,569,311      1,799,634
      Purchases of trading securities                                      (1,375,914)    (3,791,187)
      Proceeds from sales of trading securities                             2,011,238      5,716,104
                                                                          -----------    -----------
Net cash provided by operating activities                                   2,537,067      4,636,142
                                                                          -----------    -----------

Cash flows from investing activities:
      Property and equipment expenditures                                  (1,105,869)    (1,189,835)
      Purchases of securities classified as available for sale             (4,262,227)    (3,036,938)
      Proceeds from sale of securities classified as available for sale     3,844,404      2,226,004
                                                                          -----------    -----------
Net cash used in investing activities                                      (1,523,692)    (2,000,769)
                                                                          -----------    -----------

Cash flows from financing activities:
      Repayments of debt                                                     (511,139)    (1,090,876)
      Amortization of discount on long term debt                               13,673        148,378
      Release of restricted cash                                              430,000             --
      Section 16(b) of the SEC Act of 1934                                    143,955             --
      Borrowings under capital lease obligation                                     0        536,250
                                                                          -----------    -----------
Net cash used in financing activities                                          76,488       (406,247)
                                                                          -----------    -----------

Net increase in cash and cash equivalents                                   1,089,863      2,229,125

Cash and cash equivalents at beginning                                      1,833,977        997,336
of period
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $ 2,923,840    $ 3,226,461
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest                                                               410,674.00    $   169,622
    Income taxes                                                            70,447.00        137,499

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     HOMEOWNERS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

1. GENERAL

The consolidated balance sheet as of September 30, 1997 and the consolidated statements of income and cash flows for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for the periods presented, have been made.

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

2.  COMMITMENTS AND CONTINGENCIES

The Company is currently undergoing an examination by the Internal Revenue Service of its tax returns for the years 1993, 1994 and 1995, and has received Notices of Proposed Adjustments from the Internal Revenue Services with respect to its federal income tax returns for those years. These notices would disallow losses totaling approximately $20.5 million, which would result in the Company being liable for approximately $7 million of tax, plus interest and possible penalties. The Company believes that the returns as originally filed are correct in all material respects, and intends to vigorously contest the IRS position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

In May, 1996, Homeowners Group, Inc. ("HOMG" or the "Company") entered into a definitive merger agreement under which, as amended, The Cross Country Group, Inc. ("Cross Country") agreed to acquire the Company.

On September 17, 1997 the Company and Cross Country signed an amendment to the merger agreement, which commenced a tender offer to acquire all outstanding shares, a portion of the consideration to be held in escrow pending resolution of certain tax liabilities. On October 20, 1997 87% of issued and outstanding shares were validly tendered to Cross Country. On October 21, 1997 as a result of closing the tender offer, four members of the Board of Directors resigned, and three individuals who are founders and owners of Cross Country filled the vacancies.

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

Membership provides access to home warranty contracts and the real estate brokers E&O insurance, in addition to access to the following programs: a membership-wide referral networking system (REFNET /registred trademark/), the HMS BuyerTrack /registered trademark/ Follow-Up System, It's Your Move, Secret Shopper and other advertising and public relations products, services and materials.

HOME WARRANTY CONTRACTS
-----------------------

The Company offers, through its Members, home warranty contracts for a fixed fee, paid at the time of closing of residential sale transactions participated in by HMS Members. The home warranty contract provides for the repair or replacement, at the Company's discretion, of major mechanical systems and certain appliances of a residence which malfunction as a result of normal wear and tear during the term of the contract. The Company currently offers a home warranty contract for sale in every state in which the Company operates. The Company and the home warranty contract offered are subject to insurance type regulations in 15 of the states in which contracts are sold.

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

ERRORS & OMISSIONS AND OTHER INSURANCE PRODUCTS
-----------------------------------------------

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO SEPTEMBER 30, 1996
----------------------------------------------------------------------

HOME WARRANTY OPERATIONS:

Home warranty revenue, totaling $32,098,000 and representing 91% of total operating revenue for the nine months ended September 30, 1997, increased 7% from the corresponding 1996 figure of $29,845,000, or 88% of total operating revenue. Because of the Company's warranty revenue recognition policy under which warranty revenue is recognized over the contract term, generally twelve months, the revenue earned is impacted by warranty production in the preceding eleven months, as well as current period production. Consequently, revenue recognition generally lags behind production, and the revenue increase experienced in the first nine months of 1997, as compared to the comparable 1996 period is due primarily to the impact of higher warranty production in the last nine months of 1996, as compared to the corresponding period for 1995. Warranty contract sales in the first nine months of 1997 were 6% higher than in the 1996 first nine months, as a result of increased sales opportunities corresponding to increased residential resale transactions during the first three quarters of 1997. This trend is consistent with industry experience. Renewal warranty contract sales in the first nine months of 1997 were 14% higher than in the 1996 first nine months. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, decreased to 79% in 1997 from 81% in 1996. This decrease was experienced in spite of the impact of the harsher winter weather in the first quarter of 1997 as compared to the first quarter of 1996, and the extremely hot summer weather in May and June of 1997. Average severity decreased by 3% during the current 1997 nine month period, while frequency increased 9% from the corresponding 1996 levels.

The 1997 year to date warranty acquisition cost ratio is approximately 3% lower than the comparable 1996 ratio. The Company's acquisition costs vary in different locations, and as the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management does not expect a significant change to occur in the near future.

MEMBERSHIP AND OTHER OPERATIONS:

Membership related revenue was 26% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream. As of September 30, 1997, approximately 21% of the Company's membership participated in the Company's E&O program, as opposed to approximately 29% as of September 30, 1996. These members generate the bulk of the Company's membership revenue. The remaining 79% of the Company's membership does not pay the marketing/placement fees associated with Full E&O membership. Additionally, non E&O members often pay a reduced annual membership or membership renewal fee, or these fees may even be waived.

Direct expenses of the membership operations declined by 32% and approximated 59% of related revenue for the first nine months of 1997 and 76% of related revenue for the comparable prior year period. The decreasing cost ratio results from the impact of certain fixed cost for programs which were discontinued in late 1996.

E&O BROKERAGE OPERATIONS:

E&O brokerage revenue for the nine months ended September 30, 1997, totaled $585,000, a decrease of 21% from $742,000 reported in the first nine months of 1996. This relates to the continuing declines in the Company's Full E&O membership base discussed above.

Direct costs of the E&O brokerage operations increased from $530,000 or 71% of related revenue in the 1996 first nine months to $444,000 or 75% of related revenue in the comparable 1997 period. The Company pays 25% of the commission it earns on the E&O premiums collected to the Affiliates generating the premium volume.

G&A EXPENSE:

General and administrative expenses ("G&A") increased from $7,052,000 in the first nine months of 1996 to $7,356,000 in the first nine months of 1997, primarily due to increases in legal fees and other expenses. As a percentage of revenue, G&A was 21% for the first nine months of 1997 and 22% for the first nine months of 1996.

OTHER INCOME (NET):

Other income, net is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income increased by 33%, from $484,000 for the nine months ended September 30, 1996 to $648,000 in the 1997 equivalent period. Approximately $142,000 of realized holding losses are included in the 1996 figure related to realized holding losses on the Company's investment portfolio of trading securities, as compared to realized holding gains of $24,000 in the 1997 first nine months. Interest expense of approximately $466,000 in the 1997 first nine month period relates primarily to the Acceleration judgment and the CNA obligation. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $135,000 in the 1996 nine month period. The Company stopped funding this venture in December 1996 and dissolved this venture in September 1997. Accordingly, there are no expenses related to this venture included in the 1997 results.

INCOME TAXES:

The Company's effective income tax rate on continuing operations for the current nine month period was 37.7%, as compared to a benefit of 36% in the comparable 1996 period. Management does not expect the effective income tax rate to change substantially during the remainder of 1997, as there are no significant permanent differences which would generate such a change.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO SEPTEMBER 30, 1996
-----------------------------------------------------------------------

HOME WARRANTY OPERATIONS:

Home warranty revenue, totaling $11,344,000 and representing 91% of total operating revenue for the three months ended September 30, 1997, increased 6% from the corresponding 1996 figure of $10,686,000, or 89% of total operating revenue. This revenue increase is due primarily to the impact of warranty production increases in the preceding eleven month period, and the current period production, as compared to the comparable 1996 and prior periods. This impact results from the Company's warranty revenue recognition policy under which warranty revenue is recognized over the contract term, generally twelve months. Warranty contract sales in the third quarter of 1997 were 9% higher than in the 1996 third quarter. Renewal warranty contract sales in the third quarter of 1997 were 21% higher than in the 1996 third quarter, and approximated 15% of total contract sales. There have been no major pricing changes which would have significantly affected warranty revenue.

Direct expenses of the warranty product, which consist primarily of claims expenses and acquisition costs, as a percentage of related operating revenue, increased to 84% in the 1997 third quarter from 83% in the 1996 third quarter. This increase was primarily due to the impact of a 9.5% decrease in severity and a 10.5% increase in frequency during the 1997 third quarter, as compared to the 1996 third quarter.

The 1997 third quarter warranty acquisition cost ratio is 4% lower than the comparable 1996 ratio. The Company's acquisition costs vary in different locations, and as the volume of contract sales shifts between geographic regions, the Company's overall acquisition cost ratio changes. The acquisition cost ratio is expected to remain relatively stable at its current level, assuming that the warranty product mix and geographic distribution do not change significantly. Management, does not expect a significant change to occur in the near future.

MEMBERSHIP AND OTHER OPERATIONS:

Membership related revenue for the 1997 third quarter was 24% lower than in the comparable prior year period, which reflects the continuing impact of the reduction in Full E&O membership on the Company's membership revenue stream, consistent with recent experience.

Direct expenses of the membership operations declined by 25% and approximated 60% of related revenue for the third quarter of 1997 and 67% of related revenue for the comparable prior year period. The decreasing cost ratio results from the impact of certain fixed cost programs which were discontinued in late 1996.

E&O BROKERAGE OPERATIONS:

E&O brokerage revenue for the three months ended September 30, 1997, totaled $199,000, a decrease of 26% from the 1996 third quarter revenue of $271,000. The decrease relates to the continuing declines in the Company's Full E&O membership base.

Direct costs of the E&O brokerage operations increased to $170,000 or 85% of related revenue in the 1997 third quarter from $150,000 or 55% of related revenue in the comparable 1996 period.

G&A EXPENSE:

General and administrative expenses ("G&A") decreased slightly from $2,208,000 in the third quarter of 1996 to $2,189,000 in the 1997 third quarter. As a percentage of revenue, G&A decreased from 21.8% in the third quarter of 1996 to 18% in the third quarter of 1997.


OTHER INCOME (NET):

Other income (net) is comprised of net investment income in excess of interest expense. Investment income is generated primarily from the trading securities currently invested by the Company's regulated home warranty subsidiaries, as well as from additional investments of funds generated through sales of warranty products. Net investment income increased from $294,000 for the third quarter of 1996 to $358,000 in the current year third quarter. This increase is primarily due to market interest rate fluctuations, which have caused the fair value of the Company's investment portfolio, consisting mainly of mutual funds and debt instruments, to increase from the 1996 market values. Approximately $14,000 of realized holding losses were included in the third quarter 1996 investment income figures, as compared to realized holding gains of $21,000 in the 1997 third quarter. Interest expense of approximately $152,000 relates primarily to the Acceleration judgment and the CNA obligation. The Company's investment in a joint venture in an Internet access provider generated losses of approximately $120,000 in the 1996 third quarter. The Company stopped funding this venture in December 1996 and dissolved this venture in September 1997. Accordingly, there are no expenses related to this venture included in the 1997 results.

INCOME TAXES:

The Company's effective income tax rate on continuing operations for the third three month period was 36.8% as compared to a benefit of 31% in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally receives payment for products and services before disbursing funds for related direct expenses. Fees from Members and from sales of home warranty contracts are received before related marketing commissions are paid out and before claims are made under home warranty contracts. As a result of increases in home warranty production in the first nine months of 1997 as compared to the first nine months of 1996, cash collected on warranty contracts in the 1997 first nine months was approximately $230,000 higher than in the comparable 1996 period. In 1997, membership and related revenues and cash flows continue to be negatively affected by the decrease in members and in the related fees generated by the Company's membership, and the Company continued to provide its Affiliates with various discounted membership options.

The Company expects that cash flow generated from its warranty and other operations, in combination with certain cost saving measures implemented, will be sufficient to meet its normal operating needs on an ongoing basis.

In the first nine months of 1997, net cash provided by operating activities totaled $2,537,000, as compared to cash provided by operations of $4,636,000 in the 1996 first nine months. This decrease in cash generated from operations is primarily due to payments on certain accrued expenses, and the recognition of previously deferred amounts of home warranty revenue. In the first nine months of 1997, warranty production is up only 6%, as compared to an increase of 14% in the 1996 first nine months over the 1995 levels. Also impacting operating cash flows are various payments for claims payable, Affiliate and Member commissions and E&O premium remittances. In the 1997 first nine months, the Company used $1,524,000 in investing activities, as compared to $2,001,000 in the 1996 first nine months, primarily due to the decreases in purchases of property and equipment. In early 1996, certain furniture and equipment purchases were made, related to the Company's 1996 move of its corporate headquarters. Net cash used in financing activities totaled $76,488 in the 1997 first nine months, as compared to cash used in financing activities of $406,000 in the comparable 1996 period.

In consideration for CNA's assumption of POMG's reinsurance obligations, the Company has agreed to pay CNA $5 million by December 1999 toward the ultimate settlement of the transferred losses and expenses. The agreements with CNA impose certain restrictive covenants until the $5 million CNA obligation is satisfied, including limits on dividends and on future borrowings. The funds due to CNA are a senior obligation of the Company, secured by an interest in the common stock of the Company's HOMS subsidiary and in the Company's Member list. Through December 31, 1999, the Company and its Affiliates must provide CNA/Schinnerer with right of first refusal on E&O insurance offered to its membership. The Company forwards half of its commissions earned under the CNA E&O program to CNA, to be applied as debt repayments on the obligation until its satisfaction. The Company is currently in default with the terms of this agreement, as it has failed to achieve the minimum premium volume quotas as defined in the agreements, and the Company could be required by CNA to make a payment against its obligation to the Holdback Fund in the amount of approximately $450,000. However, the Company and CNA have entered into an amendment to the Holdback Agreement which will allow the Company to pay the shortfall at a later date. As of September 30, 1997, the net present value of the balance due to CNA under this obligation was $2,900,000.

Fifteen of the states in which the Company's subsidiaries operate regulate the home warranty business. Certain of these states require that reserves be maintained to cover future repairs for the remaining terms of warranty contracts (generally one year). As of September 30, 1997, approximately $11,501,000 of cash and investments is needed to maintain the regulated subsidiaries' required minimum reserve and surplus levels. Of this amount, approximately $1,200,000 of cash and investments are held by the regulated states to assure the Company's fulfillment of its obligations to contract holders. Increases in warranty production, as seen thus far in the first nine months of 1997, result in increases in the Company's required reserve and surplus levels in the regulated states. In addition, state regulators generally seek reserve balances in excess of the minimum standards. In certain states, withdrawal of any reserves in excess of statutory minimums requires approval from the regulatory authorities. The Company has been advised by certain authorities that such approval will not be granted. Accordingly, the Company maintained reserves of approximately $13,277,000 as of September 30, 1997. The Company is currently in compliance with all applicable surplus and reserve requirements.

In September 1997 The Company received Notices of Proposed Adjustments from the Internal Revenue Services with respect to its federal income tax returns for the years ended December 31, 1993, 1994 and 1995. These notices proposed to disallow losses totaling approximately $20.5 million, which would result in the

Company being liable for approximately $7 million of tax, plus interest and possible penalties. The Company believes that the returns as originally filed are correct in all material respects, and intends to vigorously contest the IRS position.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits and Index to Exhibits

                      11. Computation of Net Income per Common Share for the three and nine month periods ended September 30, 1997 and 1996.

               (b)    Reports on Form 8-K

                      On July 2, 1997, the Company filed a Third Amendment to the Agreement and Plan of Merger, dated as of May 14, 1997, between the Company and the Cross Country Group ("Cross Country"), pursuant to which the expiration date of the Merger Agreement was extended to July 31, 1997. In addition, the Company and Cross Country also entered into an amendment to the Agreement for Satisfaction of Judgment, further extending the date through which the Cross Country affiliate agreed, under certain conditions, to take no action to collect on the Judgment until the earlier of July 31, 1997 or termination of the merger agreement.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOMEOWNERS GROUP, INC.


November  14, 1997                   By: /s/ C. GREGORY MORRIS
                                        -------------------------------------
                                        C. Gregory Morris
                                        Vice President, Treasurer and
                                        Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

11. Computation of Net Income per Common Share for the three and nine month periods ended September 30, 1997 and 1996.

27.            Financial Data Schedule (EDGAR version only)